Form 10-Q
period 2021-09-30
Argus Capital Corp.
filed 2021-11-19
CIK 1865377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number
001-40827

Argus Capital Corp.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-3426828
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3 Columbus Circle, 24th Floor New York, New York	10019
(Address of Principal Executive Offices)	(Zip Code)
(212)
812-7702
(Registrant’s telephone number, including area code)
Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-half of one redeemable warrant	ARGUU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	ARGU	The Nasdaq Stock Market LLC
Redeemable warrants, each warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	ARGUW	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of November 15, 2021, there were 30,475,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 7,618,750 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

Argus Capital Corp.
Quarterly Report on Form
10-Q
For the Quarter Ended September 30, 2021

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheet as of September 30, 2021 (Unaudited)	1

	Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from April 22, 2021 (inception) through September 30, 2021 (Unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended September 30, 2021 and for the period from April 22, 2021 (inception) through September 30, 2021 (Unaudited)	3

	Condensed Statement of Cash Flows for the period from April 22, 2021 (inception) through September 30, 2021 (Unaudited)	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

	Signatures	24

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
ARGUS CAPITAL CORP.
CONDENSED BALANCE SHEET
September 30, 2021
(Unaudited)

ASSETS:
Current assets:
Cash	$1,716,452
Prepaid expenses	1,024,907

Total current assets	2,741,359
Cash and investments held in Trust Account	310,847,015

Total Assets	$313,588,374

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable and accrued expenses	$1,309,834
Accrued franchise tax	88,767

Total current liabilities	1,398,601
Warrant liabilities	33,317,984
Deferred underwriting compensation	10,666,250

Total Liabilities	45,382,835

Commitments and Contingencies
Class A common stock subject to possible redemption; 30,475,000 shares at $10.00 per share at September 30, 2021	304,750,000
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; none issued and outstanding	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,618,750 shares issued and outstanding at September 30, 2021	762
Additional paid-in capital	—
Accumulated deficit	(36,545,223)

Total Stockholders’ Deficit	(36,544,461)

Total Liabilities and Stockholders’ Deficit	$313,588,374

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARGUS CAPITAL CORP.
CONDENSED STATEMENTS OF OPERATIONS
For the three months ended September 30, 2021 and the period from April 22, 2021 (inception) through September 30, 2021
(Unaudited)

	For the three months ended September 30, 2021	For the period from April 22, (inception) through September 30, 2021
Operating Expenses:
General and administrative expenses	$50,140	$50,805
Franchise tax expense	88,767	88,767

Loss from operations	(138,907)	(139,572)
Other income (expense):
Interest income earned on Trust Account	2,015	2,015
Change in fair value of warrant liabilities	(152,375)	(152,375)
Warrant issuance transaction costs	(1,277,720)	(1,277,720)

Income before provision for income taxes	(1,566,987)	(1,567,652)

Net loss	$(1,566,987)	$(1,567,652)

Weighted average shares outstanding of Class A common stock	1,987,500	1,128,704

Net loss per common stock, Class A—basic and diluted	$(0.16)	$(0.18)

Weighted average shares outstanding of Class B common stock	7,618,750	7,618,750

Net loss per common stock, Class B—basic and diluted	$(0.16)	$(0.18)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARGUS CAPITAL CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the period from April 22, 2021 (inception) through September 30, 2021
(Unaudited)

	Common Stock				Additional Paid- in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at April 22, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock to initial stockholder at approximately $0.0002 per share (1)	—	—	7,618,750	762	24,238	—	25,000
Net loss	—	—	—	—	—	(665)	(665)

Balance at June 30, 2021	—	—	7,618,750	762	24,238	(665)	24,335
Cash received in excess of fair value of private warrants	—	—	—	—	1,540,266	—	1,540,266
Accretion of Class A common stock subject to redemption	—	—	—	—	(1,564,504)	(34,977,571)	(36,542,075)
Net loss	—	—	—	—	—	(1,566,987)	(1,566,987)

Balance at September 30, 2021	—	$—	7,618,750	$762	$—	$(36,545,223)	$(36,544,461)

(1)
Shares and the associated amounts have been adjus
t
ed to reflect the surrender of 2,875,000 and 1,437,000 shares of Class B common stock to the Company for no consideration on July 21, 2021 and August 26, 2021 and a
1:1.06
stock split of each outstanding share of Class B common stock on September 22, 2021 (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARGUS CAPITAL CORP.
CONDENSED STATEMENT OF CASH FLOWS
For the period from April 22, 2021 (inception) through September 30, 2021
(Unaudited)

Cash flows from operating activities:
Net loss	$(1,567,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income earned on Trust Account	(2,015)
Change in fair value of warrant liabilities	152,375
Warrant issuance transaction costs	1,277,720
Changes in operating assets and liabilities:
Prepaid expenses	(1,024,907)
Accounts payable and accrued expenses	1,075,047
Accrued franchise tax	88,767

Net cash used in operating activities	(665)

Cash flows from investing activities:
Principal deposited in Trust Account	(310,845,000)

Net cash used in investing activities	(310,845,000)

Cash flows from financing activities:
Proceeds from private placement of warrants	14,440,000
Proceeds from sale of units in initial public offering	304,750,000
Payment of underwriters’ discount	(6,095,000)
Payment of offering costs	(532,883)
Advances received from Promissory note	188,915
Repayment of advances received from Promissory note	(188,915)

Net cash provided by financing activities	312,562,117

Increase in cash during period	1,716,452
Cash at beginning of period	—

Cash at end of period	$1,716,452

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriting compensation	$10,666,250
Offering costs paid by sponsor in exchange for founder shares	$25,000
Deferred offering costs included in accounts payable and accrued expenses	$234,787
The accompanying notes are an integral part of these unaudited condensed financial statements.

ARGUS CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Business Operations
Incorporation
Argus Capital Corp. (the “Company”), a blank check company, was incorporated in Delaware on April 22, 2021.
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from April 22, 2021 (inception) through September 30, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination (as defined below). The Company will not generate any operating revenues until after th
e
 completion of its initial Business Combination, at the earliest. The Company generates non-operating income
in the form of interest income earned on the Trust Account (as defined below).
Sponsor
The Company’s sponsor is Argus Sponsor LLC, a Delaware limited liability company (the “Sponsor”).
Business Purpose
The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses that it has not yet selected (“Business Combination”). The Company has neither engaged in any operations nor generated significant revenue to date.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of its initial public offering of Units (as defined in Note 3 below) (the “Public Offering”), although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward completing a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully complete a Business Combination.
Financing
The registration statement for the Company’s Public Offering (as described in Note 3) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on September 21, 2021. On September 21, 2021, the Sponsor agreed to purchase simultaneously with the closing of the Public Offering 9,626,667 warrants in a private placement at a price of $1.50 per warrant, generating gross proceeds of $14,440,000 (Note 4).
Upon the closing of the Public Offering and the private placement, $310,845,000 was placed in the Trust Account (discussed below).
Trust Account
The proceeds held in the trust account (the “Trust Account”) were invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of
185
days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations.

Distribution from Trust Account
The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest earned on the funds held in the Trust Account to pay taxes, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Business Combination within 18 months from the closing of the offering, or March 24, 2023; (ii) the redemption of any of the shares of Class A common stock included in the Units sold in the Public Offering (the “Public Shares”) to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Business Combination within the Combination Period (defined below) or with respect to any other material provisions relating to stockholders’ rights or pre-initial
Business Combination activity or (iii) the redemption of 100% of Public Shares if the Company is unable to complete a Business Combination within the Combination Period.
Business Combination
The Company, after signing a definitive agreement for a Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares of Class A common stock, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, or (ii) provide stockholders with the opportunity to sell their shares of Class A common stock to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to commencement of the tender offer, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to sell their shares of Class A common stock in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. However, the Company will only redeem the Public Shares so long as such redemption would not cause its Class A common stock to be considered “penny stock” (as such term is defined in Rule
3a51-1
under the Exchange Act). This may require the Company to not redeem the Public Shares, or not close its initial Business Combination, if it would result in the Company having less than $
5,000,001
in net tangible assets unless another exemption from the definition of “penny stock” is available. In such case, the Company would not proceed with the redemption of its Public Shares and the related Business Combination, and instead may search for an alternate Business Combination.
If the Company holds a stockholder vote in connection with a Business Combination, a public stockholder will have the right to redeem its shares of Class A common stock for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account but not previously released to the Company to pay taxes. As a result, such shares of Class A common stock will have been recorded at redemption amount and classified as temporary equity, in accordance with Financial Accounting Standards Board Accounting Standard Codification (“FASB ASC”) 480, “Distinguishing Liabilities from Equity.” The Company has 18 months from the closing of the Public Offering, or March 24, 2023, to complete its initial Business Combination (such period, as may be extended by a stockholder vote to amend the Company’s amended and restated certificate of incorporation, the “Combination Period”). If the Company does not complete a Business Combination within this period of time, it will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per share pro rata portion of the Trust Account, including interest, but less income taxes payable (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their Founder Shares (as defined below); however, if the Sponsor or any of the Company’s officers, directors or affiliates acquire shares of Class A common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the required time period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.
Liquidity and Capital Resources
On September 24, 2021 the Company consummated a $304,750,000 Public Offering consisting of 30,475,000 units at a price of $10.00 per unit (“Unit”). Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value (the “Class A Common Stock”) and one-half
of one redeemable warrant (each, a “Public Warrant”). Simultaneously, with the closing of the Public Offering, the Company consummated an approximately $14,440,000 private placement (“Private Placement”) of an aggregate of 9,626,667 warrants (“Private Placement Warrants”) at a price of $1.50 per warrant. Upon closing of the Public Offering and Private Placement on September 24, 2021, $310,845,000 in proceeds (including $10,666,250 of deferred underwriting commissions) from the Public Offering and Private Placement was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”). The remaining $8,345,000 held outside of the Trust Account was used to pay underwriting commissions of $6,095,000 and deferred offering and formation costs.
As of September 30, 2021 the Company had an unrestricted cash balance of $1,716,452 as well as cash and investments held in the Trust Account of $310,847,015. The Company’s working capital needs will be satisfied through the funds, held outside of the Trust Account, from the Public Offering. Interest on funds held in the Trust Account may be used to pay taxes. Further, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. The terms of such loans have not been determined and no written agreements exist with respect to such loans.

2.	Significant Accounting Policies
Basis of Presentation
These unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for the periods ended September 30, 2021. Operating results for the periods ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future periods and should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s final prospectus filed with the SEC on September 23, 2021, and the Company’s audited balance sheet and notes thereto included in the Company’s Form
8-K
filed with the SEC on October 1, 2021.

Net Income (Loss) Per Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company applies the two-class method
in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 15,237,500 Class A common stock in the aggregate. As of September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

	For the Three Months Ended September 30, 2021		For the period from April 22, 2021 (inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$324,204	$1,242,783	$202,278	$1,365,374
Denominator:
Basic and diluted weighted average shares outstanding	1,987,500	7,618,750	1,128,704	7,618,750
Basic and diluted net income (loss) per common stock	$(0.16)	$(0.16)	$(0.18)	$(0.18)
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period.

At September 30, 2021, the Class A common stock reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$304,750,000
Less:
Proceeds allocated to Public Warrants	(20,265,875)
Class A common stock issuance costs	(16,276,200)
Plus:
Accretion of carrying value to redemption value	36,542,075

Class A common stock subject to possible redemption	$304,750,000

Offering Costs
Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the condensed statements of operations. Offering costs associated with the Class A common stock issued the amount of

$16,276,200 were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the Initial Public Offering. Offering costs amounting to $1,277,720 were charged to the statements of operations upon the completion of the Initial Public Offering (see Note 1).
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account and the trust account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.
Use of Estimates
The preparation of the financial statement in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in this financial statement is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.
Income Taxes
The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
There were no unrecognized tax benefits as of September 30, 2021. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. Deferred tax assets were de minimus as of September 30, 2021.

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature, except for the Warrant Liabilities (see Note 9).
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
Derivative Financial Instruments
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants and forward purchase agreements, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, will be re-assessed
at the end of each reporting period. Derivative liabilities will be classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
The 24,864,167 warrants issued in connection with the Public Offering (including the 15,237,500 Public Warrants, as defined in Note 3, included in the Units and the 9,626,667 Private Placement Warrants will be recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities will be subject to re-measurement
at each balance sheet date until exercised. The fair value of the Public Warrants is estimated at fair value using the Monte Carlo simulation model. The fair value of the Private Placement Warrants is estimated at fair value using the Black-Scholes option pricing model.

Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity clas
s
ification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

3.	Public Offering
Public Units
On September 24, 2021, the Company sold 30,475,000 units, including the issuance of 3,975,000 units as a result of the underwriters’ exercise of their over-allotment option in full, at a price of $10.00 per unit (the “Units”) in the Public Offering. Each Unit consists of one share of Class A common stock of the Company, $0.0001 par value per share, and one-half
of one warrant to purchase one share of Class A common stock (the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. Each Public Warrant will become exercisable 30 days after the completion of the Company’s Business Combination. The exercise price and number of shares of Class A common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, if the Company does not complete a Business Combination within the Combination Period, the Public Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of Class A common stock to the holder upon exercise of Public Warrants issued in connection with the 30,475,000 Units during the exercise period, there will be no net cash settlement of these Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement.
In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial business combination (excluding any issuance of forward purchase securities), at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by its board of directors and, in the case of any such issuance to its initial stockholder or its affiliates, without taking into account any founder shares held by its initial stockholder or such affiliates, as applicable, prior to such issuance), (the “Newly Issued Price”) (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial business combination on the date of the consummation of its initial business combination (net of redemptions), and (z) the volume weighted average trading price of its Class A common stock during the 20 trading day period starting on the trading day after the day on which the Company consummates its initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants for cash” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.
The Company paid an upfront underwriting discount of 2.0% per Unit at the closing of the Public Offering, with an additional fee of 3.5% per Unit payable upon the Company’s completion of a Business Combination (the “Deferred Discount”). The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a Business Combination. The underwriters are not entitled to any interest accrued on the Deferred Discount.

4.	Related Party Transactions
Founder Shares
On April 29, 2021, the Sponsor received 11,500,000 shares of Class B common stock (the “Founder Shares”) in exchange for a capital contribution of $25,000. On July 21, 2021 and August 26, 2021 the Sponsor returned to the Company for cancellation, at no cost, 2,875,000 and 1,437,500 founder shares, respectively, and on September 21, 2021, the Company effected a stock dividend of 0.06 shares for each Founder Share then outstanding, resulting in an aggregate of 7,618,750 founder shares outstanding and held by the Sponsor.
The Founder Shares are identical to the Public Shares except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below. In addition, up to 993,750 Founder Shares may be forfeited by the Sponsor depending on the exercise of the underwriters’ over-allotment option. On September 24, 2021, the underwriters’ exercised their over-allotment option in full and thus these shares are no longer subject to forfeiture.
The initial stockholder has agreed not to transfer, assign or sell any of their Founder Shares until the earlier of  (A) two years after the completion of the Company’s initial Business Combination, or earlier if, subsequent to the Company’s initial Business Combination, the closing price of the Company’s shares of Class A common stock equals or exceeds $14.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 300 days after the Company’s initial Business Combination, and (B) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction after the initial Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property (the “Lock Up Period”).
Private Placement Warrants
The Sponsor purchased from the Company 9,626,667 warrants at a price of $1.50 per warrant (an aggregate purchase price of $14,440,000) in a private placement that occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. From the sale of the Private Placement Warrants, $12,190,000 has been added to the proceeds from the Public Offering to be held in the Trust Account pending completion of the Company’s Business Combination. The Private Placement Warrants (including the shares of Class A common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination, and they will be non-redeemable
for cash so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers of the Private Placement Warrants or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants and have no net cash settlement provisions.
If the Company does not complete a Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Private Placement Warrants will expire worthless.

Promissory Note–Related Party
The Sponsor agreed to loan the Company up to an aggregate of $300,000 by the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. When and if issued, these loans are payable without interest on the earlier of December 31, 2021 or the completion of the Public Offering. On September 24, 2021, the note then outstanding of $188,915 was repaid in full and the balance is $0 as of September 30, 2021.
Administrative Services Agreement
The Company entered into an administrative services agreement in which the Company will pay an affiliate of its Chief Executive Officer for office space and secretarial and administrative services provided to members of the Company’s management team in an amount not to exceed $20,000 per month. The administrative services fee commenced on September 24, 2021. For the three months ended September 30, 2021 and the period from April 22, 2021 (inception) to September 30, 2021, the Company incurred $20,000 in administrative services expenses under the arrangement, respectively. As of September 30, 2021, $20,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheet.
Working Capital Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. There have been no borrowings under this arrangement to date. As of September 30, 2021, there were no working capital loans outstanding.

5.	Commitments and Contingencies
Risks and Uncertainties
Management is continuing to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impacts are not readily determinable as of the date of the financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.
Registration Rights
The Sponsor will be entitled to registration rights pursuant to a registration rights agreement signed on September 21, 2021. The Sponsor will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities and any other securities of the Company acquired by the Sponsor prior to the consummation of the Com
p
any’s initial Business Combination for sale under the Securities Act. In addition, the Sponsor will have “piggy-back” registration rights to include its securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

6.	Trust Account
A total of $310,845,000, which includes $298,655,000 of the net proceeds from the Public Offering and $12,190,000 from the sale of the Private Placement Warrants, has been placed in the Trust Account.
As of September 30, 2021, investment securities in the Company’s Trust Account consisted of $310,846,216 in United States Treasury Bills and $799 held as cash. The Company classifies its Treasury Instruments and equivalent securities as held-to-maturity
in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”.
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

7.	Stockholders’ Equity
Class
 A Common Stock
—
The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were no shares of Class A common stock issued and outstanding, except for
30,475,000 shares subject to possible redemption.
Class
 B Common Stock
—
The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. As of September 30, 2021, there were 7,618,750 shares of Class B common stock issued and outstanding.
Preferred stock
—
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At September 30, 2021, no shares of preferred stock were issued and outstanding.

8.	Warrant Liabilities
Public Warrants
— Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
The Company will not be obligated to deliver any shares of Common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Common stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Common stock is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of residence of the exercising holder, or an exemption from registration is available.
The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of the shares of Common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Common stock until the warrants expire or are redeemed. Notwithstanding the above, if the Common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of Warrants
 — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per Public Warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period to each warrant holder; and

•
if, and only if, the last reported sale price of the Common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganization, recapitalizations and the like) for any 20 trading days within a
30-trading
day period commencing once the Warrants become exercisable and ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.
The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Public Offering except that the holders of the Private Placement Warrants have agreed that the Private Placement Warrants and the Common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

9.	Fair Value Measurements
The fair value of the Public Warrants issued in connection with the Public Offering was initially measured at fair value using the Monte Carlo simulation model. The fair value of the Private Placement Warrants was initially measured at fair value using the modified Black-Scholes Option pricing model.
A total of $310,845,000, which includes $298,655,000 of the net proceeds from the Public Offering and $12,190,000 from the sale of the Private Placement Warrants, has been placed in the Trust Account. As of September 30, 2021, investment securities in the Company’s Trust Account consisted of $310,846,216 in United States Treasury Bills and $799 held as cash. The Company classifies its Treasury Instruments and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.
The table presents the carrying value (held to maturity) of the Trust Account, excluding accrued interest income and gross unrealized holding loss. Since all of the Company’s permitted investments consist of U.S. government treasury bills and cash, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

	Carrying Value	Gross Unrealized Holding (Loss)	Quoted Prices in Active Markets (Level 1)
U.S. Government Treasury Securities as of September 30, 2021 (1)	$310,846,216	$(9,615)	$310,836,601

(1)	Maturity date March 23, 2022
The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of September 30, 2021, by level within the fair value hierarchy:

	Level	September 30, 2021
Warrant liabilities—Public	3	$20,418,250
Warrant liabilities—Private	3	$12,899,734

The estimated fair value of the Public and Private Placement Warrants is determined using Level 3 inputs. Inherent in both the Black-Scholes Option and Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

As of September 30, 2021
Exercise price	$11.50
Stock price	$9.43
Volatility for private warrants	20.7%
Term	6.33
Risk-free rate	1.20%
Dividend yield	0.00%
The change in the fair value of the Level 3 warrant liabilities for the three months ended September 30, 2021 is summarized as follows:

Level 3 Derivative warrant liabilities at April 22, 2021 (inception)	$—
Issuance of Public and Private Warrants	33,165,609
Change in fair value of derivative warrant liabilities	152,375

Level 3 Derivative warrant liabilities at September 30, 2021	$33,317,984

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from April 22, 2021 (inception) to September 30, 2021.

10.	Subsequent Events
Management has evaluated subsequent events to determine if events or transactions occurring through November 15, 2021, the date the financial statements were available for issuance, require potential adjustment to or disclosure in the financial statements and has concluded that, except as noted above, all such events that would require recognition or disclosure have been recognized or disclosed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form
10-Q
includes forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth in the Risk Factors section of the Company’s registration statement and prospectus for the Company’s offering filed with the SEC. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report.
Overview
We are a blank check company incorporated on April 22, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We consummated our Public Offering (as defined below) on September 24, 2021 and are currently in the process of locating suitable targets for our initial Business Combination. We intend to use the cash proceeds from our Public Offering and the Private Placement described below as well as additional issuances, if any, of our capital stock, debt or a combination of cash, stock and debt to complete the Business Combination.
We expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.
Liquidity and Capital Resources
On September 24, 2021 we consummated a $304,750,000 Public Offering consisting of 30,475,000 units at a price of $10.00 per unit (“Unit”). Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value (the “Class A Common Stock”) and one-half
of one redeemable warrant (each, a “Public Warrant”). Simultaneously, with the closing of the Public Offering, we consummated a $14,440,000 private placement (“Private Placement”) of an aggregate of 9,626,667 warrants (“Private Placement Warrants”) at a price of $1.50 per warrant. Upon closing of the Public Offering and Private Placement on September 24, 2021, $310,845,000 in proceeds (including $10,666,250 of deferred underwriting commissions) from the Public Offering and Private Placement was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”). We also used funds held outside of the Trust Account to pay underwriting commissions of $6,095,000 and deferred offering and formation costs.
As of September 30, 2021, we had an unrestricted cash balance of $1,716,452 as well as cash and investments held in the Trust Account of $799. Our working capital needs will be satisfied through the funds, held outside of the Trust Account, from the Public Offering. Interest on funds held in the Trust Account may be used to pay taxes. Further, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. The terms of such loans have not been determined and no written agreements exist with respect to such loans.

Results of Operations and Known Trends or Future Events
We have neither engaged in any significant business operations nor generated any revenues to date. All activities to date relate to the Company’s formation and the Public Offering (the “Public Offering”). We expect to generate non-operating
income in the form of interest income on cash, cash equivalents, and marketable securities that will be held in the Trust Account (as defined below). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses as we locate a suitable Business Combination.
For the three months ended September 30, 2021, we had a net loss of $1,566,987. which consisted of $2,015 in interest from investment in trust offset by general and administrative expenses of $50,140, franchise tax of $88,767, change in fair value of warrant liabilities of $152,375 and warrant issuance transaction costs of $1,277,720.
For the period from April 22, 2021 (inception) through September 30, 2021, we had a net loss of $1,567,652 which consisted of $2,015 in interest from investment in trust offset by general and administrative expenses of $50,805, franchise tax of $88,767, change in fair value of warrant liabilities of $152,375 and warrant issuance transaction costs of $1,277,720.
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $20,000 for office space, utilities and secretarial, and administrative support services to the Company. We began incurring these fees on September 25, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination or the Company’s liquidation.
The underwriter is entitled to a deferred fee of $0.35 per Unit, or $10,666,250 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Registration Rights
The holders of the Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement, requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Policies
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed financial statements and accompanying notes. Actual results could differ from those estimates. The Company has identified the following as its critical accounting policies:
Warrant Liability
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815. We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using the Black-Scholes option and the Monte Carlo simulation model, respectively. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price will be used
as the fair value as of each relevant date.
Investments Held in Trust
The proceeds held in the trust account (the “Trust Account”) were invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations.

Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheets.
Net Income (Loss) Per Share
Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company applies the two-class method
in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
Off-Balance
Sheet Arrangement
We did not have any
off-balance
sheet arrangements as of September 30, 2021 as defined in Item 303(a)(4)(ii) of Regulation
S-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.
We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (who serves as our Principal Executive Officer) and Chief Financial Officer (who serves as our Principal Financial and Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were effective.
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our prospectus dated September 21, 2021 filed with the SEC on September 23, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share
redemption amount received by public stockholders may be less than $10.20 per share.
The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Certificate of Incorporation, our public stockholders are entitled to receive their pro-rata
share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share
redemption amount that may be received by public stockholders.
We continue to evaluate the impact of the
COVID-19
pandemic on the industry and have concluded that while it is reasonably possible that the virus could have a negative effect on our, or our target’s, financial position, results of our operations and/or completion of the Business Combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our prospectus dated September 21, 2021 filed with the SEC on September 23, 2021. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
Simultaneously with the closing of the Public Offering, pursuant to the Private Placement Warrants Purchase Agreement, the Company completed the private sale of an aggregate of 9,626,667 Private Placement Warrants to Argus Sponsor LLC (the “Sponsor”) at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of approximately $14,440,000. The Private Placement Warrants are identical to the Warrants sold as part of the Units in the Public Offering, except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) are not redeemable by the Company for cash, (ii) may not (including the Class A Common Stock issuable upon exercise of the Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by such holders until 30 days after the completion of the Company’s initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. No underwriting discounts or commissions were paid with respect to such sales. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Use of Proceeds
On September 24, 2021, we consummated the Public Offering of 30,475,000 Units, including the issuance of 3,975,000 Units as a result of the underwriters’ exercise of their over-allotment option in full. Each Unit consists of one share of Class A Common Stock and one-half
of one redeemable Warrant. Each whole Warrant entitles the holder thereof to purchase one share of Class A Common Stock for $11.50 per share, and only whole Warrants are exercisable. The Warrants will become exercisable on the later of 30 days after the completion of our initial Business Combination and will expire five years after the completion of our initial Business Combination or earlier upon redemption or liquidation. Subject to certain terms and conditions, we may redeem the warrants either for cash once the warrants become exercisable or for shares of our Class A Common Stock commencing 90 days after the warrants become exercisable.
The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $304,750,000. Goldman Sachs & Co. LLC was representative of the several underwriters. The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form
S-1
(No.
333-258090).
The SEC declared the registration statement effective on September 21, 2021.
We paid a total of $6,095,000 in underwriting discounts and commissions and $792,670 for other costs and expenses related to the Public Offering. Goldman Sachs & Co. LLC, representative of the several underwriters in the Public Offering, received a portion of the underwriting discounts and commissions related to the Public Offering. After deducting the underwriting discounts and commissions and incurred offering costs, the total net proceeds from our Public Offering and the sale of the Private Placement Warrants was $311,595,000, of which $310,845,000 (or $10.20 per unit sold in the Public Offering) was placed in the Trust Account. Other than as described above, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

Exhibit Index

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARGUS CAPITAL CORP.

Date: November 19, 2021	By:	/s/ Joseph R. Ianniello
Name: Joseph R. Ianniello
Title: Chief Executive Officer
(Principal Executive Officer)