Form 10-Q/A
period 2021-09-30
Argus Capital Corp.
filed 2022-03-29
CIK 1865377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
Amendment No. 1

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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of March 28, 2022, there
were 30,475,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 7,618,750 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q (the “Original Report”) of Argus Capital Corp. (the “Company”) for the period ended September 30, 2021, as originally filed with the Securities and Exchange Commission (“SEC”) on November 19, 2021.
Background of Restatement
As previously reported on the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2022, the Audit Committee, after discussion with the Company’s management, concluded that the Company’s financial statement and related footnote disclosures as of September 24, 2021 filed in the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2021 (the “IPO Balance Sheet Form 8-K”) contained an error relating to the accounting for Class A common stock subject to redemption, which were initially presented as temporary equity outside of the stockholders’ equity (deficit) section of the Company’s balance sheet in accordance with ASC 480 at $10.00 per share. It has been determined that the Class A common stock should have been recorded at full redemption value of $10.20 per share and accretion associated with the Class A common stock subject to redemption should be adjusted accordingly.
In light of this error, it was determined that the financial statements as of September 30, 2021 and for the three months ended September 30, 2021 and the period from April 22, 2021 (inception) through September 30, 2021 should be restated in this Amendment. The Company’s audited balance sheet as of September 24, 2021 (the “IPO Balance Sheet”) filed as Exhibit 99.1 to the IPO Balance Sheet Form 8-K will be restated in the Company’s annual report on Form 10-K to be filed with the SEC.
Effects of Restatement
See Note 2 to the Notes to Financial Statements included in Part I, Item 1 of this Amendment for additional information on the restatement and the related financial statement effects. These changes do not impact the Company’s cash position or cash held in the trust account established in connection with its initial public offering.
Internal Control Considerations
The Company’s management has concluded that, in light of the errors described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as of September 30, 2021. For a discussion of management’s consideration of the material weakness identified, see Part I, Item 4, Controls and Procedures of this Amendment.
Items Amended in this Amendment
This Amendment presents the Original Report, amended and restated with modifications as necessary to reflect the restatement. The following items have been amended to reflect the restatement:
Part I, Item 1. Financial Statements
Part I, Item 4, Controls and Procedures
Part II, Item 1A. Risk Factors
In addition, the Company’s Principal Executive Officer and Principal Financial and Accounting Officer has provided new certifications dated as of the date of this filing in connection with this Amendment (Exhibits 31.1, 31.2, 32.1 and 32.2).
Except as described above, this Amendment does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amendment speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

Argus Capital Corp.
Quarterly Report on Form
10-Q/A
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
ARGUS CAPITAL CORP.
CONDENSED BALANCE SHEET
September 30, 2021
(Unaudited)

ASSETS:
Current assets:
Cash	$1,716,452
Prepaid expenses	1,024,907

Total current assets	2,741,359
Cash and investments held in Trust Account	310,847,015

Total Assets	$313,588,374

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current liabilities:
Accounts payable and accrued expenses	$1,309,834
Accrued franchise tax	88,767

Total current liabilities	1,398,601
Warrant liabilities	33,317,984
Deferred underwriting compensation	10,666,250

Total Liabilities	45,382,835

Commitments and Contingencies
Class A common stock subject to possible redemption; 30,475,000 shares at $10.20 per share at September 30, 2021	310,845,000
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; none issued and outstanding	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,618,750 shares issued and outstanding at September 30, 2021	762
Additional paid-in capital	—
Accumulated deficit	(42,640,223)

Total Stockholders’ Deficit	(42,639,461)

Total Liabilities and Stockholders’ Deficit	$313,588,374

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

ARGUS CAPITAL CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the period from April 22, 2021 (inception) through September 30, 2021
(Unaudited)

	Common Stock				Additional Paid- in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at April 22, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock to initial stockholder at approximately $0.0002 per share (1)	—	—	11,931,250	1,193	23,807	—	25,000
Net loss	—	—	—	—	—	(665)	(665)

Balance at June 30, 2021	—	—	11,931,250	1,193	23,807	(665)	24,335
Surrender of Class B Shares by initial stockholder	—	—	(2,875,000)	(287)	287	—	—
Surrender of Class B Shares by initial stockholder	—	—	(1,437,500)	(144)	144	—	—
Cash received in excess of fair value of private warrants	—	—	—	—	1,540,266	—	1,540,266
Accretion of Class A common stock subject to redemption	—	—	—	—	(1,564,504)	(41,072,571)	(42,637,075)
Net loss	—	—	—	—	—	(1,566,987)	(1,566,987)

Balance at September 30, 2021	—	$—	7,618,750	$762	$—	$(42,640,223)	$(42,639,461)

(1)	Shares and the associated amounts have been adjusted to reflect the 1 to 1:06 stock split in form of Class B shares on September 21, 2021 (see Note 5).
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
The Company’s management has broad discretion with respect to the specific application of the net proceeds of its initial public offering of Units (as defined in Note 4 below) (the “Public Offering”), although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward completing a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully complete a Business Combination.
Financing
The registration statement for the Company’s Public Offering (as described in Note

) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on September 21, 2021. On September 21, 2021, the Sponsor agreed to purchase simultaneously with the closing of the Public Offering 9,626,667 warrants in a private placement at a price of $1.50 per warrant, generating gross proceeds of $14,440,000 (Note
5
).
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
under the Exchange Act). This may require the Company to not redeem the Public Shares, or not close its initial Business Combination, if it would result in the Company having less than $5,000,001 in net tangible assets unless another exemption from the definition of “penny stock” is available. In such case, the Company would not proceed with the redemption of its Public Shares and the related Business Combination, and instead may search for an alternate Business Combination.
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

2.	Restatement of Previously Issued Financial Statements
As previously reported on its Current Report on Form 8-K filed with the SEC on March 22, 2022, the Audit Committee of the Board of Directors of the Company, after discussion with the Company’s management, concluded that the Company’s financial statement and related footnote disclosures as of September 24, 2021 filed with the SEC on October 1, 2021 as Exhibit 99.1 to the Company’s Current Report on Form 8-K (the “IPO Balance Sheet Form 8-K”) contained errors relating to the accounting for Class A common stock subject to redemption which were initially presented as temporary equity outside of the stockholders’ equity (deficit) section of the Company’s September 24, 2021 audited balance sheet in accordance at
$10.00
per share. It has been determined that the Class A common stock should have been recorded at full redemption value of
$10.20
per share and accretion associated with the Class A common stock subject to redemption should be adjusted accordingly.
In light of these errors, it was determined that the financial statements as of September 30, 2021 and for the three months ended September 30, 2021 should be restated in this Amendment. The Company’s audited balance sheet as of September 24, 2021 (the “IPO Balance Sheet”) filed as Exhibit 99.1 to the IPO Balance Sheet Form 8-K will be restated in the Company’s annual report on Form 10-K to be filed with the SEC.
The changes did not have any impact on its cash position or cash held in the trust account established in connection with the IPO. Impact of the restatement on the unaudited condensed financial statements is presented below.
Impact of the Restatement
The impact of the restatement of the Company’s previously issued financial statements is reflected in the following table:

	As Reported	Adjustments	As Restated
Balance sheet as of September 24, 2021
Total assets	$313,588,374	$—	$313,588,374
Total liabilities	$45,382,835	$—	$45,382,835
Class A common stock subject to possible redemption	$304,750,000	$6,095,000	$310,845,000
Stockholders’ deficit
Class B common stock	$762	$—	$762
Accumulated deficit	(36,545,223)	(6,095,000)	(42,640,223)

Total stockholders’ deficit	$(36,545,223)	$(6,095,000)	$(42,640,223)

The Company’s statement of stockholders’ deficit has been restated to reflect the changes to the impacted stockholders’ deficit accounts described above.

3.	Significant Accounting Policies
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

At September 30, 2021, the Class A common stock reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$304,750,000
Less:
Proceeds allocated to Public Warrants	(20,265,875)
Class A common stock issuance costs	(16,276,200)
Plus:
Accretion of carrying value to redemption value	42,637,075

Class A common stock subject to possible redemption	$310,845,000

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

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature, except for the Warrant Liabilities (see Note
10
).
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
The 24,864,167 warrants issued in connection with the Public Offering (including the 15,237,500 Public Warrants, as defined in Note
4
, included in the Units and the 9,626,667 Private Placement Warrants will be recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities will be subject to re-measurement
at each balance sheet date until exercised. The fair value of the Public Warrants is estimated at fair value using the Monte Carlo simulation model. The fair value of the Private Placement Warrants is estimated at fair value using the Black-Scholes option pricing model.

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

4 .	Public Offering
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

5 .	Related Party Transactions
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

6 .	Commitments and Contingencies
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

7 .	Trust Account
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

8 .	Stockholders’ Equity
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

9 .	Warrant Liabilities
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

10 .	Fair Value Measurements
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

11 .	Subsequent Events
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
10-Q/A
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

As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the events that led to the Company’s restatements of its IPO Balance Sheet and its unaudited interim financial statements for the quarter ended September 30, 2021 to properly account for the Class A common stock subject to possible redemption, a material weakness exists in our internal control over financial reporting and our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective as of September 30, 2021.
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our prospectus dated September 21, 2021 filed with the SEC on September 23, 2021 and those set forth below under this Item 1A. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
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
pandemic on the industry and have concluded that while it is reasonably possible that the virus could have a negative effect on our, or our target’s, financial position, results of our operations and/or completion of the Business Combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As of the date of this Amendment, there have been no material changes to the risk factors disclosed in our prospectus dated September 21, 2021 filed with the SEC on September 23, 2021 other than those set forth below under this Item 1A. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
We have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
As previously reported on its Current Report on Form 8-K filed with the SEC on March 22, 2022, the Audit Committee, after discussion with the Company’s management, concluded that the Company’s financial statement and related footnote disclosures as of September 24, 2021 filed in the IPO Balance Sheet Form 8-K contained errors relating to the accounting for Class A common stock subject to redemption which were initially presented as temporary equity outside of the stockholders’ equity (deficit) section of the Company’s balance sheet in accordance with ASC 480 at $10.00 per share. It has been determined that the Class A common stock should have been recorded at full redemption value of $10.20 per share and accretion associated with the Class A common stock subject to redemption should be adjusted accordingly. In light of these errors, it was determined that the IPO Balance Sheet should be restated in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. In connection with the restatement, management identified a material weakness in our internal control over financial reporting.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.
If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.
We, and following our initial business combination, the post-business combination company, may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.
As a result of the material weakness in our internal controls over financial reporting described above, the change in accounting for the private warrants, the change in classification of redeemable public shares, the restatements and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Amendment, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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
10-Q/A.

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

ARGUS CAPITAL CORP.

Date: March 28, 2022	By:	/s/ Joseph R. Ianniello
Name: Joseph R. Ianniello
Title: Chief Executive Officer
(Principal Executive Officer)