Form 10-K
period 2021-12-31
Argus Capital Corp.
filed 2022-04-01
CIK 1865377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number:
001-40827

ARGUS CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-3426828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3 Columbus Circle, 24th Floor, New York, New York	10019
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212)
812-7702
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-half of one redeemable warrant	ARGUU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	ARGU	The Nasdaq Stock Market LLC
Redeemable warrants, each warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	ARGUW	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
There was no aggregate market value of voting and
non-voting
common equity held by
non-affiliates
of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, because the registrant’s common equity was not trading on any exchange on that date.
As of December 31, 2021, there were 30,475,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 7,618,750 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

EXPLANATORY NOTE
Argus Capital Corp. (the “Company”) is restating in this Annual Report on Form
10-K
its audited balance sheet as of September 24, 2021 (the “IPO Balance Sheet”) filed as Exhibit 99.1 to the Company’s Current Report on Form
8-K
filed with the Securities and Exchange Commission (the “SEC”) on October 1, 2021 (the “IPO Balance Sheet Form
8-K”)
on account of the restatement of the Company’s financial statement and related footnote disclosures as of September 24, 2021.
Background of Restatement
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
In light of these errors, it was determined that the IPO Balance Sheet should be restated in this Annual Report on Form
10-K.
The financial statements as of September 30, 2021 and for the three months ended September 30, 2021 were restated in Amendment No. 1 to quarterly report on Form
10-Q/A,
filed with the SEC on March 29, 2022. The Audit Committee of Board of Directors of the Company discussed with the Company’s independent accountants, and are in agreement with, the matters disclosed in this Annual Report on Form
10-K.
Effects of Restatement on Financial Statements
See Note 2 to our financial statements in “Item 8. Financial Statements and Supplementary Data” contained herein for a description of the effect of the restatement on the IPO Balance Sheet and related footnote disclosures. The change in measurement of the Class A common stock did not have any impact on the statement of operations, or cash flows during the period, as none were reported. The restatement will not have any impact on the Company’s cash position or cash held in the trust account established in connection with its initial public offering.
Internal Control Over Financial Reporting and Disclosure Controls and Procedures
In connection with the restatement of our financial statement in this Annual Report, management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. For a discussion of management’s consideration of the material weakness identified, see “Item 9A. Controls and Procedures.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this Annual Report on Form
10-K
may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form
10-K
may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses;

•	our officers and directors potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account (defined below in Item 1 under the heading “Introduction”) or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties;

•	our financial performance following our initial public offering; and

•	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

SUMMARY OF RISK FACTORS
An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

•	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•
Our stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our stockholders do not support such a combination.

•	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

•
If we seek stockholder approval of our initial business combination, our initial stockholder and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

•
The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•
The requirement that we complete our initial business combination by March 24, 2023 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

•
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus
(COVID-19)
outbreak and the status of debt and equity markets.

•
If we seek stockholder approval of our initial business combination, our initial stockholder, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

•
If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	We face several risks relating to increased regulatory and third-party scrutiny of SPACs.

•	We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.

•
Our sponsor, officers and directors may have conflicts of interest in various forms as a result of, among other things, their fiduciary or contractual obligations to other entities, their interests in a potential business combination and the fact that they will lose their investment in us if our initial business combination is not completed.

PART I
References in this report to “we,” “us” or the “Company” are to Argus Capital Corp. References to our “management” or our “management team” are to our officers and directors, and references to our “sponsor” are to Argus Sponsor LLC, a Delaware limited liability company. References to our “initial stockholders” are to the holders of our Class B common stock. References to “founder shares” are to our Class B common stock. References to “public shares” are to the shares of Class A common stock included in the units sold in our initial public offering.
ITEM 1. BUSINESS.
Introduction
We are a blank check company incorporated on April 22, 2021 as a Delaware corporation whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.
On September 24, 2021, we consummated our initial public offering (the “Public Offering”) of 30,475,000 units, including the issuance of 3,975,000 units as a result of the underwriters’ exercise of their over-allotment option in full. Each unit consists of one share of Class A common stock and one-half
redeemable warrant. Each whole warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds, before expenses, of $304,750,000. Prior to the consummation of the Public Offering, on April 29, 2021, our sponsor received 11,500,000 founder shares in exchange for a capital contribution of $25,000, or $0.002 per share. On July 21, 2021 and August 26, 2021, our sponsor returned to us for cancellation, at no cost, 2,875,000 and 1,437,500 founder shares, respectively, and on September 21, 2021, we effected a stock dividend of 0.06 shares for each founder share then outstanding, resulting in an aggregate of 7,618,750 founder shares outstanding and held by our sponsor (up to 993,750 of which were subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part). In connection with the underwriters’ exercise of their over-allotment option in full prior to the closing of the Public Offering, on September 24, 2021, none of the 7,618,750 founder shares were forfeited.
Simultaneously with the consummation of the Public Offering, we consummated the private placement of an aggregate of 9,626,667 warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share, to our sponsor at the time of the Public Offering at a price of $1.50 per warrant, generating gross proceeds, before expenses, of $14,440,000 (the “Private Placement”). The warrants sold in the Private Placement (the “Private Placement Warrants”) are identical to the warrants included in the units sold in the Public Offering, except that, so long as they are held by their initial purchasers or their permitted transferees, (i) are not redeemable by the Company for cash, (ii) may not (including the Class A common stock issuable upon exercise of the Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by such holders until 30 days after the completion of the Company’s initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights.
Upon the closing of the Public Offering and the Private Placement, $310,845,000 was placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds held in the Trust Account will not be released from the Trust Account until the earliest of: (i) the completion of the Company’s initial business combination within 18 months from the closing of the Public Offering, or March 24, 2023 (such period, the “Combination Period”); (ii) the redemption of any of the shares of Class A common stock included in the units sold in the Public Offering to amend the Company’s amended and restated certificate of incorporation (“Charter”) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete its initial business combination within the Combination Period (defined below) or with respect to any other material provisions relating to stockholders’ rights or pre-initial
business combination activity or (iii) the redemption of 100% of public shares if the Company is unable to complete a business combination within the Combination Period. The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of its public stockholders.

After the payment of underwriting discounts and commissions (excluding the deferred portion of $10,666,250 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination if consummated) and $792,670 for other costs and expenses relating to the Public Offering, approximately $1,716,452 of the net proceeds of the Public Offering and Private Placement was not deposited into the Trust Account and was retained by us for working capital purposes. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest. As of December 31, 2021, there was approximately $310,877,919 in investments and cash held in the Trust Account and approximately $1,230,768 of cash held outside the Trust Account available for working capital purposes. As of December 31, 2021, none of the funds had been withdrawn from the Trust Account to fund the Company’s working capital expenses.
Effecting Our Initial Business Combination
General
We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the Public Offering. We intend to effectuate our initial business combination using cash from the proceeds of the Public Offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.
If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.
Selection of Target Business
While we may pursue an initial business combination opportunity in any industry or sector, we intend to focus on businesses in the media/entertainment/sports industry including
“over-the-top”
digital streaming, mobile gaming/interactive entertainment, digital media including advertising/marketing technology, health and wellness/lifestyle, live events/experiential consumer-facing technology, and related industries which can capitalize on our management team’s expertise. Our management team, led by Joseph R. Ianniello and Marc DeBevoise, has established global relationships and has extensive experience in identifying and executing proprietary strategic investments in these sectors.
Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). We refer to this as the 80% of net assets test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of The Financial Industry Regulatory Authority, Inc. (“FINRA”), or from another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that we will not do so. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders’ own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all the target businesses.
In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.
The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.
Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination
We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.20 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial stockholder, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares they may hold in connection with the completion of our initial business combination.
Conduct of Redemptions Pursuant to Tender Offer Rules
If we conduct redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), we will, pursuant to our Charter: (a) conduct the redemptions pursuant to Rule
13e-4
and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and (b) file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Submission of Our Initial Business Combination to a Stockholder Vote
In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.
If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares they hold and any public shares purchased during or after the Public Offering (including in open market and privately- negotiated transactions) in favor of our initial business combination.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.
In the event that our sponsor, initial stockholders, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.
The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Limitation on Redemption Rights Upon Completion of Our Initial Business Combination If We Seek Stockholder Approval
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Charter provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in the Public Offering (the “Excess Shares”) without our prior consent. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 20% of the shares sold in the Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 20% of the shares sold in the Public Offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.
Redemption of Public Shares and Liquidation If No Initial Business Combination
Our Charter provides that we will have until March 24, 2023 to complete our initial business combination. If we are unable to complete our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by March 24, 2023.
Competition
In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.
Employees
We currently have three executive officers: Joseph R. Ianniello, Marc DeBevoise and Saif Rahman. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Available Information
We are required to file Annual Reports on Form
10-K
and Quarterly Reports on Form
10-Q
with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form
8-K.
The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 3 Columbus Circle, 24th Floor, New York, NY 10019 or by telephone at (212)
812-7702.

ITEM 1A. RISK FACTORS.
An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form
10-K
and the final prospectus associated with the Public Offering filed on September 23, 2021 (Nos.
333-258090
and
333-259705)
(the “Prospectus”) before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.
RISKS RELATING TO OUR SEARCH FOR, AND CONSUMMATION OF OR INABILITY TO CONSUMMATE, A BUSINESS COMBINATION
Our stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our stockholders do not support such a combination.
We may choose not to hold a stockholder vote to approve our initial business combination if the business combination would not require stockholder approval under applicable law or stock exchange listing requirement. Except for as required by applicable law or stock exchange requirement, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our common stock do not approve of the business combination we complete.
If we seek stockholder approval of our initial business combination, our initial stockholder and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
Immediately following the completion of the Public Offering, our initial stockholders owned 20% of our outstanding common stock immediately following the completion of the Public Offering. Our initial stockholder and management team also may from time to time purchase Class A common stock prior to our initial business combination. Our Charter provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. As a result, in addition to our initial stockholder’s founder shares, we would need 11,428,126 or 37.5%, of the 30,475,000 public shares sold in the Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholder and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.
Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, our Charter provides that we will only redeem our public shares so long as such redemption would not cause our Class A common stock to be considered “penny stock” (as such term is defined in Rule
3a51-1
under the Exchange Act). This may require us to not redeem the public shares, or not close our initial business combination, if it would result in us having less than $5,000,001 in net tangible assets unless another exemption from the definition of “penny stock” is available. Additionally, a net tangible asset or cash requirement may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our Class A common stock to be considered “penny stock” (as such term is defined in Rule
3a51-1
under the Exchange Act) or cause us to not satisfy a closing condition, each as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.
The requirement that we complete our initial business combination by March 24, 2023 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by March 24, 2023. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus
(COVID-19)
outbreak and the status of debt and equity markets.
In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of
COVID-19
a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to
COVID-19,
and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The
COVID-19
outbreak has resulted in a widespread health crisis that has adversely affected economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to
COVID-19
continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which
COVID-19
impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of
COVID-19
and the actions to contain
COVID-19
or treat its impact, among others. If the disruptions posed by
COVID-19
or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.
In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by
COVID-19
and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.
We may not be able to complete our initial business combination by March 24, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
We may not be able to find a suitable target business and complete our initial business combination by March 24, 2023. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of
COVID-19
continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of
COVID-19
may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we seek stockholder approval of our initial business combination, our initial stockholder, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial stockholder, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or public warrants in such transactions.
In the event that our initial stockholder, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.
In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.
If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy materials or tender offer documents, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

You will not be entitled to protections normally afforded to investors of many other blank check companies.
Since the net proceeds of the Public Offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets in excess of $5,000,000 upon the completion of the Public Offering and the sale of the private placement warrants and will file a Current Report on Form
8-K,
including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 20% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 20% of our Class A common stock.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Charter provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in the Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.
We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Public Offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a stockholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

If the net proceeds of the Public Offering and Private Placement not being held in the Trust Account are insufficient to allow us to operate at least until March 24, 2023, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.
Of the net proceeds of the Public Offering and Private Placement, only $750,000 was made available to us initially outside the Trust Account to fund our working capital requirements. We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate at least until March 24, 2023; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a
“no-shop”
provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.
If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive an estimated $10.20 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.
If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.20 per share.
Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. The underwriters of the Public Offering and our independent registered public accounting firm will not execute agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share
redemption amount received by public stockholders could be less than the $10.20 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as an exhibit to this Annual Report on Form
10-K,
our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.20 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.
In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.20 per share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.20 per share.
If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.
If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, by paying public stockholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share
amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.
If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share
amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,
each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not subject to.
In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.
We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our Charter to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by March 24, 2023; and (iii) absent an initial business combination by March 24, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial
business combination activity, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.
Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
Under the Delaware General Corporation Law as the same may be amended from time to time (the “DGCL”), stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the closing of the Public Offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a
60-day
notice period during which any third-party claims can be brought against the corporation, a
90-day
period during which the corporation may reject any claims brought, and an additional
150-day
waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 18th month from the closing of the Public Offering in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.
Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the closing of the Public Offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.
In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.
Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.
While we may pursue an initial business combination opportunity in any industry or sector, we intend to focus on businesses in the media/entertainment/sports industry including over-the-top
digital streaming, mobile gaming/interactive entertainment, digital media including ad/marketing technology, health and wellness/lifestyle, live events/experiential, consumer-facing technology and related industries which can capitalize on our management team’s expertise. Our management team, led by Joseph R. Ianniello and Marc DeBevoise, has established global relationships and has extensive experience in identifying and executing proprietary strategic investments in these sectors. Our Charter prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.
Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.
Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.
We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the Public Offering than a direct investment, if an opportunity were available, in a business combination candidate.
We are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.
Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or from another independent entity that commonly renders valuation opinions that the consideration we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.
We may issue additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the founder shares at a ratio greater than one-to-one
at the time of our initial business combination as a result of the anti-dilution provisions contained in our Charter. Any such issuances would dilute the interest of our stockholders and likely present other risks.
Our Charter authorizes the issuance of up to 380,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are 349,525,000 and 12,381,250 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B common stock. The Class B common stock is automatically convertible into Class A common stock concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one
ratio but subject to adjustment as set forth herein and in our Charter. There are no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock to redeem the warrants upon conversion of the Class B common stock at a ratio greater than one-to-one
at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our Charter provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our Charter to (x) extend the time we have to consummate a business combination beyond 18 months from the closing of the Public Offering or (y) amend the foregoing provisions. These provisions of our Charter, like all provisions of our Charter, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

•	may significantly dilute the equity interest of investors in the Public Offering;

•	may subordinate the rights of holders of Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;

•
could cause a change in control if a substantial number of shares of Class A common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.
Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.
We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.
We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.
In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in the section entitled “Proposed Business—Effecting Our Initial Business Combination—Sources of Target Businesses” in the Prospectus and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.
Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after the Public Offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

Our sponsor holds an aggregate of 7,618,750 founder shares, for which our sponsor paid an aggregate purchase price of $25,000, or approximately $0.003 per share.
Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. The number of founder shares outstanding was determined based on the expectation that the total size of the Public Offering would be a maximum of 30,475,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after the Public Offering. In connection with the underwriters’ exercise of their over-allotment option in full prior to the closing of the Public Offering on September 24, 2021, no founder shares were forfeited. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 9,626,667 private placement warrants, each exercisable for one share of Class A common stock at $11.50 per share, for an aggregate purchase price of $14,440,000, or $1.50 per warrant, that will also be worthless if we do not complete our initial business combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the
18-month
anniversary of the closing of the Public Offering nears, which is the deadline for our completion of an initial business combination.
We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.
Although we have no commitments as of the date of this Annual Report on Form
10-K
to issue any notes or other debt securities, or to otherwise incur outstanding debt following the Public Offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A common stock;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the Public Offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the Public Offering and the private placement of warrants will provide us with $300,178,750 that we may use to complete our initial business combination (after taking into account the $10,666,250 of deferred underwriting commissions being held in the Trust Account).
We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.
This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.
We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.
If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.
We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders or warrant holders do not agree.

Our Charter does not provide a specified maximum redemption threshold, except that we will only redeem our public shares so long as such redemption would not cause our Class A common stock to be considered “penny stock” (as such term is defined in Rule
3a51-1
under the Exchange Act). This may require us to not redeem the public shares, or not close our initial business combination, if it would result in us having less than $5,000,001 in net tangible assets unless another exemption from the definition of “penny stock” is available. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such initial business combination, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.
In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our Charter or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.
In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our Charter will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our Charter requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our Charter to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination within 18 months of the closing of the Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial
business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.
The provisions of our Charter that relate to our
pre-business
combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our Charter to facilitate the completion of an initial business combination that some of our stockholders may not support.
Our Charter provides that any of its provisions related to
pre-business
combination activity (including the requirement to deposit proceeds of the Public Offering and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our Charter may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholder, which will collectively beneficially own 20% of our common stock upon the closing of the Public Offering (assuming it does not purchase any units in the Public Offering), may participate in any vote to amend our Charter and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Charter which govern our pre-business
combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our Charter.

Our sponsor, executive officers, directors and director nominees have agreed, pursuant to written agreements with us, that they will not propose any amendment to our Charter to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by March 24, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial
business combination activity, unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay our taxes, divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.
We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.
Although we believe that the net proceeds of the Public Offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet selected any specific target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Public Offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.
Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.
Upon closing of the Public Offering, our sponsor owned 20% of our issued and outstanding common stock (assuming they do not purchase any units in the Public Offering). Accordingly, it may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our Charter. If our sponsor purchases any additional Class A common stock in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a terms of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholder, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholder will continue to exert control at least until the completion of our initial business combination.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.
The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.
Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form
10-K
for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.
Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.
In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.
The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity will likely need to purchase additional insurance with respect to any such claims
(“run-off
insurance”). The need for
run-off
insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.
RISKS RELATING TO THE POST-BUSINESS COMBINATION COMPANY
Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.
Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off
assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash
items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing
debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.
Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Delaware law.
Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of Class A common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding Class A common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.
We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.
When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.
RISKS RELATING TO OUR MANAGEMENT TEAM
We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.
Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man
insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.
Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.
The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Delaware law and we or our stockholders might have a claim against such individuals for infringing on our stockholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.
We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.
We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.
Certain agreements related to the Public Offering may be amended without stockholder approval.
Each of the agreements related to the Public Offering to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without stockholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our initial stockholder, officers and directors; the registration rights agreement among us and our initial stockholder; the private placement warrants purchase agreement between us and our sponsor; and the administrative services agreement between us and INLO Ventures LLC. These agreements contain various provisions that our public stockholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up
provisions with respect to the founder shares, private placement warrants and other securities held by our initial stockholder, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial business combination will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to such initial business combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up
provision discussed above may result in our initial stockholder selling its securities earlier than it would otherwise be permitted, which may have an adverse effect on the price of our securities.

You will not be permitted to exercise your warrants unless we register and qualify the underlying Class A common stock or certain exemptions are available.
If the issuance of the Class A common stock upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A common stock included in the units.
We registered the shares of Class A common stock issuable upon exercise of the warrants in the registration statements covering the Public Offering because the warrants will become exercisable 30 days after the completion of our initial business combination. However, because the warrants will be exercisable until their expiration date of up to five years after the completion of our initial business combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of our initial business combination, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our initial business combination, we will use our best efforts to file with the SEC a post-effective amendment to the registration statement for the Public Offering or a new registration statement covering the registration under the Securities Act of the Class A common stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.
If the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.
In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.
If our shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use our best efforts to register or qualify the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available.
In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws.
You may only be able to exercise your public warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the shares of Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption. If you exercise your public warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” of our shares of Class A common stock (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the shares of Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.
Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.
While we may pursue an initial business combination opportunity in any industry or sector, we intend to focus on businesses in the media/entertainment/sports industry including over-the-top
digital streaming, mobile gaming/interactive entertainment, digital media including ad/marketing technology, health and wellness/lifestyle, live events/experiential, consumer-facing technology and related industries which can capitalize on our management team’s expertise. Our management team, led by Joseph R. Ianniello and Marc DeBevoise, has established global relationships and has extensive experience in identifying and executing proprietary strategic investments in these sectors. Our Charter prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.
Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.
Information regarding performance by, or businesses associated with, our management team or businesses associated with them is presented for informational purposes only. Past performance by our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of the performance of our management team’s or businesses associated with them as indicative of our future performance of an investment in us or the returns we will, or is likely to, generate going forward.

Unlike some other similarly structured special purpose acquisition companies, our initial stockholders will receive additional shares of Class A common stock if we issue certain shares to consummate an initial business combination.
The founder shares will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of our initial business combination on a one-for-one
basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of shares of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted
basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by public stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, officers or directors upon conversion of working capital loans, provided that such conversion of founder shares will never occur on a less than one-for-one
basis. This is different than some other similarly structured special purpose acquisition companies in which the initial stockholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our initial business combination.
Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.
We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.
The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.
The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.
Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which they may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.
Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
Following the completion of the Public Offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity.
In addition, certain of our officers and directors currently sponsor and/or serve as officers or directors of, and our sponsor, officers and directors may in the future sponsor and/or serve as officers or directors of, other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they are or may become involved. Although we have no formal policy in place for vetting potential conflicts of interest, our board of directors will review any potential conflicts of interest on a case-by-case
basis.
Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our Charter provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.
RISKS RELATING TO OUR SECURITIES
You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
Our public stockholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our Charter to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of this offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial
business combination activity, and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 18 months from the closing of this offering, subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination within 18 months from the closing of this offering is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond 18 months from the closing of this offering before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
Our units, Class A common stock and warrants are listed on Nasdaq. We cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a $50 million market value of listed securities, 1.1 million publicly available shares, a $15 million market value of publicly held shares and a minimum number of holders of our securities (generally 400 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share, the market value of listed securities would be required to be at least $75 million, we would need to have 1.1 million publicly available shares and $20 million of market value of unrestricted publicly held shares, and we would be required to have a minimum of 400 round-lot
holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500). We cannot assure you that we will be able to meet those initial listing requirements at that time.
If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter
market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units and eventually our Class A common stock and warrants will be listed on Nasdaq, our units, Class A common stock and warrants will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.
We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

If the net proceeds of the Public Offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.
The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.
We offered our units at an offering price of $10.00 per unit and the amount in our Trust Account is initially $10.20 per public share, implying an initial value of $10.20 per public share. However, prior to the Public Offering, our sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.003 per share. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares. For example, the following table shows the dilutive effect of the founder shares on the implied value of the public shares upon the consummation of our initial business combination assuming that our equity value at that time is $310,845,000, which is the amount we would have for our initial business combination in the Trust Account assuming no interest is earned on the funds held in the Trust Account, and no public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs (including payment of $10,666,250 of deferred underwriting commissions), any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public and private warrants. At such valuation, each share of our Class A common stock would have an implied value of $8.16 per share upon consummation of our initial business combination, which is a 20% decrease as compared to the initial implied value per public share of $10.20.

Public shares	30,475,000
Founder shares	7,618,750

Total shares	38,093,750
Total funds in trust available for initial business combination	$310,845,000

Initial implied value per public share	$10.20
Implied value per share upon consummation of initial business combination	$8.16
The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Class A common stock at such time is substantially less than $10.00 per share.
Upon the closing of the Public Offering, our sponsor has invested in us an aggregate of $14,465,000, comprised of the $25,000 purchase price for 7,618,750 founder shares and the $14,440,000 purchase price for the private placement warrants. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 7,618,750 founder shares would have an aggregate implied value of $76,187,500. Even if the trading price of our shares of Class A common stock were as low as $1.90 per share, and the private placement warrants are worthless, the value of the founder shares would be almost equal to the sponsor’s initial investment in us. As a result, our sponsor is likely to be able to make a substantial profit on its investment in us at a time when our public shares have lost significant value. Accordingly, our management team, which owns interests in our sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

Our initial stockholder paid an aggregate of $25,000, or approximately $0.003 per founder share and, accordingly, you will experience immediate and substantial dilution from the purchase of our shares of Class A common stock.
The difference between the public offering price per share (allocating all of the unit purchase price to the share of Class A common stock and none to the warrant included in the unit) and the pro forma net tangible book value per share of our Class A common stock after this offering constitutes the dilution to you and the other investors in the Public Offering. Our sponsor acquired the founder shares at a nominal price, significantly contributing to this dilution. Upon closing of the Public Offering, and assuming no value is ascribed to the warrants included in the units, you and the other public stockholders incurred an immediate and substantial dilution of approximately 104.8% (or $10.48 per share, without taking into account the exercise of the underwriters’ over-allotment option), the difference between the pro forma net tangible book value per share after this offering of $(0.48) and the initial offering price of $10.00 per unit. This dilution would increase to the extent that the anti-dilution provisions of the founder shares result in the issuance of shares of Class A common stock on a greater than one-to-one
basis upon conversion of the founder shares at the time of our initial business combination and would become exacerbated to the extent that public stockholders seek redemptions from the trust for their public shares. In addition, because of the anti-dilution protection in the founder shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to our Class A common stock.
The determination of the offering price of our units, the size of the Public Offering and terms of the units is more arbitrary than the pricing of securities and size of an offering of an operating company in a particular industry. You may have less assurance, therefore, that the offering price of our units properly reflects the value of such units than you would have in a typical offering of an operating company.
Prior to the Public Offering there has been no public market for any of our securities. The public offering price of the units and the terms of the warrants were negotiated between us and the underwriters. In determining the size of the Public Offering, management held customary organizational meetings with representatives of the underwriters, both prior to our inception and thereafter, with respect to the state of capital markets, generally, and the amount the underwriters believed they reasonably could raise on our behalf. Factors considered in determining the size of the Public Offering, prices and terms of the units, including the Class A common stock and warrants underlying the units, include:

•	the history and prospects of companies whose principal business is the acquisition of other companies;

•	prior offerings of those companies;

•	our prospects for acquiring an operating business at attractive values;

•	a review of debt to equity ratios in leveraged transactions;

•	our capital structure;

•	an assessment of our management and their experience in identifying operating companies;

•	general conditions of the securities markets at the time of the Public Offering; and

•	other factors as were deemed relevant.
Although these factors were considered, the determination of our offering size, price and terms of the units is more arbitrary than the pricing of securities of an operating company in a particular industry since we have no historical operations or financial results.
We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or to correct any defective provision or mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement, (ii) adjusting the provisions relating to cash dividends on shares of common stock as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of Class A common stock purchasable upon exercise of a warrant.
We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day
period ending on the third trading day prior to proper notice of such redemption provided that on the date we give notice of redemption. We will not redeem the warrants unless an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the
30-day
redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us for cash so long as they are held by their initial purchasers or their permitted transferees.
Our warrants are expected to be accounted for as a warrant liability and will be recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination.
We issued 15,237,500 warrants as part of the units offered in the Public Offering and 9,626,667 warrants in the Private Placement. We expect to account for both the warrants underlying the units offered by this prospectus and the private placement warrants as a warrant liability. At each reporting period (1) the accounting treatment of the warrants will be reevaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public and private warrants will be re-measured
and the change in the fair value of the liability will be recorded as other income (expense) in our income statement of operations. Such accounting treatment may adversely affect the market price of our securities. In addition, changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The share price of our Class A common stock represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our share price, discount rates and stated interest rates. As a result, our financial statements and results of operations will fluctuate quarterly, based on various factors, such as the share price of our common stock, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could result in significant fluctuations in our results of operations. If our share price is volatile, we expect that we will recognize non-cash
gains or losses on our warrants or any other similar derivative instruments in each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as a liability, which may make it more difficult for us to consummate an initial business combination with a target business.

Our warrants may have an adverse effect on the market price of our shares of Class A common stock and make it more difficult to effectuate our initial business combination.
We issued 15,237,500 warrants as part of the units offered in the Public Offering and 9,626,667 warrants in the Private Placement, each exercisable to purchase one share of Class A common stock at $11.50 per share. In addition, if our sponsor or an affiliate of our sponsor or certain of our officers and directors makes any working capital loans, such lender may convert those loans into up to an additional 1,000,000 private placement warrants, at the price of $1.50 per warrant. To the extent we issue common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the Class A common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.
Because each unit contains
one-half
of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other special purpose acquisition companies.
Each unit contains
one-half
of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of Class A common stock to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one common share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half
of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.
A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.
Following the Public Offering, the price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of the
COVID-19
outbreak. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.
Provisions in our Charter and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our shares of Class A common stock and could entrench management.
Our Charter contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our Charter and Delaware law may have the effect of discouraging lawsuits against our directors and officers.
Our Charter requires, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our Charter or bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or (C) for which the Court of Chancery does not have subject matter jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers.
Notwithstanding the foregoing, our Charter provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Additionally, unless we consent in writing to the selection of an alternative forum, the federal district courts shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act against us or any of our directors, officers, other employees or agents. Section 22 of the Securities Act, however, created concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. While the Delaware courts have determined that such exclusive forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. Any person or entity purchasing or otherwise acquiring any interest in our securities shall be deemed to have notice of and consented to these provisions; however, we note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us, increase the costs to bring a lawsuit and may have the effect of discouraging lawsuits against our directors and officers.
Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.
Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.
This
choice-of-forum
provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits and result in increased costs to warrant holders to bring a lawsuit. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.
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
As previously reported on its Current Report on
Form 8-K filed
with the SEC on March 22, 2022, the Audit Committee of the Board of Directors of the Company, after discussion with the Company’s management, concluded that the Company’s financial statement and related footnote disclosures as of September 24, 2021 filed in the IPO Balance Sheet Form
8-K contained
errors relating to the accounting for Class A common stock subject to redemption which were initially presented as temporary equity outside of the stockholders’ equity (deficit) section of the Company’s balance sheet in accordance with ASC 480 at $10.00 per share. It has been determined that the Class A common stock should have been recorded at full redemption value of $10.20 per share and accretion associated with the Class A common stock subject to redemption should be adjusted accordingly. In light of these errors, it was determined that the IPO Balance Sheet should be restated in this Annual Report on Form
10-K.
In connection with the restatement of our financial statement in this Annual Report, management identified a material weakness in our internal control over financial reporting.
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

As a result of the material weakness in our internal controls over financial reporting described above, the change in accounting for the private warrants, the change in classification of redeemable public shares, the restatements and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.
GENERAL RISK FACTORS
We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
We are a blank check company established under the laws of the State of Delaware with no operating results, and we will not commence operations until obtaining funding through this offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.
Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”
In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 24, 2023. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.
If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.
If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.
If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.
If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	challenges in managing and staffing international operations;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks and wars, including the conflict between Russia and Ukraine; and

•	deterioration of political relations with the United States.
We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.
We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates
exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates
exceeds $250 million as of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates
exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.
We face several risks relating to increased regulatory and third-party scrutiny of SPACs.
We face risks relating to increased regulatory and third-party scrutiny of special purpose acquisition companies (“SPACs”). The SEC and FINRA have issued new releases, have increased their investigations of, and enforcement actions regarding, SPACs, may issue new regulations and are expected generally to continue this focus on SPAC initial public offerings, acquisitions, post-acquisition performance and compliance with applicable law as a general matter. These things are likely to affect SPACs differently than other public companies. One issue, in particular, that affected many SPACs was the statement issued by the SEC Staff on April 12, 2021 that resulted in a change in the accounting of many warrants issued by SPACs from equity instruments to liabilities. This change caused many SPACs to have to recognize and correct errors in their accounting for the warrants, which caused restatements of the applicable financial statements, disclosure that previously issued financial statements could not be relied upon and findings of material weaknesses and significant deficiencies in internal controls over financial reporting. In addition to regulatory scrutiny, plaintiffs’ law firms have turned their attention to SPACs and we have seen an increase in the number of lawsuits against SPACs. We expect this overall regulatory, investigation, enforcement and litigation environment to continue to evolve. As a result, we may face increased costs (including compliance costs), which could divert our board and management team’s attention from the operation of our business, negatively impact our ability to raise additional capital when needed or have an adverse effect on the price of our Class A common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 2. PROPERTIES.
Our executive offices are located at 3 Columbus Circle, New York, NY 10019, and our telephone number is (212)
938-5000.
The cost for our use of this space is included in the up to $20,000 per month fee we pay to an affiliate of our Chief Executive Officer for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.
ITEM 3. LEGAL PROCEEDINGS.
From time to time, the Company may become involved in actions, claims, suits, and other legal proceedings arising in the ordinary course of its business.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our units, Class A common stock and warrants are listed on Nasdaq under the symbols “ARGUU,” “ARGU” and “ARGUW,” respectively.
Holders
As of December 31, 2021, there was one holder of record of our units, one holder of record of our Class A common stock and two holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A common stock and warrants are held of record by banks, brokers and other financial institutions.
Dividends
We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness in connection with a business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.
Securities Authorized for Issuance Under Equity Compensation Plans
None.
Recent Sales of Unregistered Securities
Unregistered Sales
The sales of the founder shares and private placement warrants to our sponsor as described herein were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.
Use of Proceeds
On September 21, 2021, our registration statements on Form
S-l
(File Nos.
333-258090
and
333-259705)
became effective for the Public Offering pursuant to which we sold an aggregate of 30,475,000 units at an offering price to the public of $10.00 per unit for an aggregate offering price of $304,750,000, with each unit consisting of one share of Class A common stock and one half of a redeemable warrant. Each whole warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share. Goldman Sachs & Co. LLC acted as representative for the underwriters. The Public Offering did not terminate before all of the securities registered in our registration statement were sold. The Public Offering was consummated on September 24, 2021.
Net proceeds of $ 310,845,000 from the Public Offering and the sale of the private placement warrants, including deferred underwriting discounts of approximately $10,666,250, are held in the Trust Account as of December 31, 2021. We paid $6,095,000 in underwriting discounts and incurred offering costs of approximately $1,500,000 related to the Public Offering. In addition, the Underwriters agreed to defer approximately $10,666,250 in underwriting discounts, which amount will be payable when and if a business combination is consummated. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus dated September 21, 2021 which was filed with the SEC.

ITEM 6. SELECTED FINANCIAL DATA.
As a “smaller reporting company,” we are not required to provide the information called for by this Item.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form
10-K.
This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” appearing elsewhere in this Annual Report on Form
10-K.
Overview
We are a blank check company incorporated as a Delaware corporation on April 22, 2021 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Simultaneously with the consummation of our Public Offering, we consummated the private sale of an aggregate of 9,626,667 warrants, each exercisable to purchase one share of Class A common stock, par value $0.0001 per share, at $11.50 per share, to our sponsor at a price of $1.50 per warrant, generating gross proceeds of $14,440,000. We intend to consummate an initial business combination using cash from the proceeds of our Public Offering that closed on September 24, 2021 and the Private Placement, and from additional issuances of, if any, our equity and our debt, or a combination of cash, equity and debt. At December 31, 2021, we held cash of $1,230,768, current liabilities of $1,156,734 and deferred underwriting compensation of $10,666,250. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.
Results of Operations
For the period from April 22, 2021 (inception) through December 31, 2021, we had a net income of $17,993,850, and a loss from operations of $500,308, comprised of general and administrative expenses, and non-operating
income of $18,494,158, comprised of a change in fair value of warrant liabilities of $19,738,959 and interest earned in the Trust Account of $32,919 less offering costs associated with warrant liabilities of $1,277,720. Through December 31, 2021, our efforts have been limited to organizational activities, activities relating to the Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenue, other than interest income earned on the proceeds held in the Trust Account. As of December 31, 2021, $310,877,919 was held in the Trust Account (including $10,666,250 of deferred underwriting discounts and commissions and approximately $8.9 million from the Private Placement) and we had cash outside of the Trust Account of $1,230,768 and $1,156,734 in accounts payable and accrued expenses.
Except for the withdrawal of interest to pay taxes, if any, the Charter provides that none of the funds held in trust will be released from the Trust Account until the earlier of (i) the completion of an initial business combination; (ii) the redemption of any of the shares of Class A common stock included in the units sold in the Public Offering (the “Units”) properly submitted in connection with a stockholder vote to amend the Charter to modify the substance or timing of the Company’s obligation to redeem 100% of the common stock included in the Units being sold in the Public Offering if the Company does not complete an initial business combination by March 24, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial
business combination activity or (iii) the redemption of 100% of the shares of Class A common stock included in the Units sold in the Public Offering if the Company is unable to complete a Business Combination by March 24, 2023. Through December 31, 2021, we have not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of the Public Offering in the event of a business combination.

We have also agreed to pay an affiliate of our Chief Executive Officer for office space, secretarial and administrative services provided to members of our management team in an amount not to exceed $20,000 per month. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. The administrative services fee commenced on September 24, 2021. For the period from April 22, 2021 (inception) through December 31, 2021, the Company incurred $60,000 under this agreement. As of December 31, 2021, $60,000 is included in accounts payable and accrued expenses in the accompanying balance sheet.
Liquidity and Capital Resources
Prior to the consummation of our Public Offering, our only sources of liquidity were an initial purchase of Founder Shares for $25,000 by the Sponsor, and a total of $188,915 of loans from the Sponsor.
On September 24, 2021, we consummated the Initial Public Offering of 30,475,000 Units, which included the full exercise by the underwriters of their over-allotment option in the amount of 3,975,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $304,750,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 9,626,667 Private Warrants to the Sponsors at a price of $1.50 per Private Warrant, generating gross proceeds of $14,440,000.
Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Warrants, a total of $310,845,000 (including $10,666,250 of deferred underwriting commissions) was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”). The remaining $8,345,000 held outside of the Trust Account was used to pay underwriting commissions of $6,095,000 and deferred offering and formation costs.
In connection with our Initial Public Offering, the Company incurred offering costs of $17,553,920 consisting of $16,761,250 of underwriters fees of which $10,666,250 was recorded as Deferred underwriting compensation and $792,670 of other offering costs. Other offering costs consisted principally of formation and preparation fees related to our Initial Public Offering. Of the total offering costs, $1,277,720 of which was allocated to the Warrants, were immediately expensed and $16,276,200 was allocated to redeemable Class A common stock, reducing the carrying amount of such shares.
Prior to the closing of our Public Offering, the Sponsor had made $188,915 in loans to the Company. The loans were non-interest
bearing and payable on the earlier of December 31, 2021 or the completion of our Public Offering. The loans of $188,915 were fully repaid upon the consummation of our Public Offering on September 24, 2021.
For the period from April 22, 2021 (inception) to December 31, 2021, cash used in operating activities was $467,222. Net income of $17,993,850 was affected by interest earned on investments held in the Trust Account of $32,919, income from change in fair value of warrant liabilities of $19,738,959, transaction costs allocable to warrants of $1,277,720, and changes in operating assets and liabilities provided $33,087 of cash for operating activities.
As of December 31, 2021 the Company had an unrestricted cash balance of $1,230,768, working capital $982,022, and cash and investments held in the Trust Account of $310,877,919. The Company’s working capital needs will be satisfied through the funds, held outside of the Trust Account, from the Public Offering. Interest on funds held in the Trust Account may be used to pay taxes. Further, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. The terms of such loans have not been determined and no written agreements exist with respect to such loans.
For the period from April 22, 2021 (inception) through December 31, 2021, we incurred an aggregate of $500,308 for legal, accounting, and filing fees relating to our SEC reporting obligations and general corporate matters, franchise tax, and miscellaneous operating expenses.

We believe that we do have sufficient liquidity to meet our current obligations and allow us to operate through March 24, 2023, assuming that an initial business combination is not consummated during that time. Over this time period, we currently anticipate incurring expenses for the following purposes:

•	due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters;

•	structuring and negotiating an initial business combination, including the making of a down payment or the payment of exclusivity or similar fees and expenses; and

•	other miscellaneous expenses.
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Related Party Transactions
Founder Shares
On April 29, 2021, our sponsor received 11,500,000 shares of Class B common stock (the “founder shares”) in exchange for a capital contribution of $25,000. On July 21, 2021 and August 26, 2021, our sponsor returned to the Company for cancellation, at no cost, 2,875,000 and 1,437,500 founder shares, respectively, and on September 21, 2021, the Company effected a stock dividend of 0.06 shares for each founder share then outstanding, resulting in an aggregate of 7,618,750 founder shares outstanding and held by the Sponsor.
The founder shares are identical to the public shares except that the founder shares are subject to certain transfer restrictions, as described in more detail below. In addition, up to 993,750 founder shares may be forfeited by our sponsor depending on the exercise of the underwriters’ over-allotment option. On September 24, 2021, the underwriters’ exercised their over-allotment option in full and thus these shares are no longer subject to forfeiture.
Our sponsor has agreed not to transfer, assign or sell any of its founder shares until the earlier of (A) two years after the completion of the Company’s initial Business Combination, or earlier if, subsequent to the Company’s initial Business Combination, the closing price of the Company’s shares of Class A common stock equals or exceeds $14.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 300 days after the Company’s initial Business Combination, and (B) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction after the initial Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property (the “Lock Up Period”).
Private Placement Warrants
Our sponsor purchased an aggregate of 9,626,667 private placement warrants at a price of $1.50 per private placement warrant ($14,440,000 in the aggregate) in a private placement that occurred simultaneously with the closing of the Public Offering.
A portion of the purchase price of the private placement warrants was added to the proceeds from the Public Offering to be held in the Trust Account such that at closing of the Public Offering, $310,845,000 was placed in the Trust Account.

Related Party Loans
On April 22, 2021, our sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and payable on the earlier of December 31, 2021, or the completion of the Public Offering. On September 24, 2021, the note then outstanding of $188,915 was repaid in full and the balance is $0 as of December 31, 2021.
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities which would be considered off-balance
sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements.
Commitments and Contractual Obligations
At December 31, 2021, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.
Service and Administrative Fees
We agreed to pay an affiliate of our Chief Executive Officer for office space, secretarial and administrative services provided to members of our management team in an amount not to exceed $20,000 per month from the date of closing of the Public Offering. Upon completion of a business combination or our liquidation, we will cease paying these monthly fees.
Underwriters Agreement
The underwriters were paid a cash underwriting discount of two percent (2%) of the gross proceeds of the Public Offering, or $6,095,000. Additionally, the underwriters will be entitled to a deferred underwriting commission of 3.5%, or $10,666,250, of the gross proceeds of the Public Offering upon the completion of the Company’s initial business combination subject to the terms of the underwriting agreement. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement.
We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial
agreements involving assets.
Registration Rights
The holders of the founder shares, Private Placement Warrants, and warrants that may be issued upon conversion of working capital loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans and upon conversion of the founder shares) are entitled to registration rights pursuant to the registration rights agreement signed on September 21, 2021. The Sponsor will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities and any other securities of the Company acquired by the Sponsor prior to the consummation of the Company’s initial Business Combination for sale under the Securities Act. In addition, the Sponsor will have “piggy-back” registration rights to include its securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company has identified the following as its critical accounting policies:

Offering Costs
Offering costs associated with the Class A common stock issued in the amount of $16,276,200 were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the Public Offering. Offering costs amounting to $1,277,720 were charged to the statements of operations upon the completion of the Public Offering.
Investments Held in Trust
Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities, dividends and interest held statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Derivative Warrant Liabilities
The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrant Securities”) in accordance with ASC 815-40, “Derivatives and
Hedging — Contracts in Entity’s Own Equity” and concluded that the Warrant Securities could not be accounted for as components of equity. As the Warrant Securities meet the definition of a derivative in accordance with ASC 815, the Warrant Securities are recorded as derivative liabilities on the balance sheet and measured at fair value at inception (the Closing Date) and remeasured at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change. The valuation methodology used in the determination of the fair value of financial instruments for which inputs were used at December 31, 2021 was Modified Black-Scholes model and Monte-Carlo Simulation. The key inputs for the valuation models used to calculate the fair value includes implied volatility, risk-free interest rate, exercise price and expected term. The expected volatility assumption was based on the implied volatility based on the traded price of the warrant. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa. The risk-free interest rate assumption was performed in a risk-neutral framework, which requires a risk-free rate assumption as a primary input and relied upon constant maturity treasury yields. The expected term was based on the maturity of the warrant, which is five years following the expected merger date.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period.

At December 31, 2021, the Class A common stock reflected in the balance sheet are reconciled in the following table:

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
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with (i) the Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 15,237,500 shares of Class A common stock in the aggregate. As of December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
As a “smaller reporting company,” we are not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
Argus Capital Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Argus Capital Corp. (the “Company”), as of December 31, 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from April 22, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from April 22, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Restatement of Financial Statements
As discussed in Note 2 to the financial statements, the Company’s financial statement and related footnote disclosure as of September 24, 2021 have been restated to correct the measurement and related disclosure for the Class A common stock subject to redemption.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by March 24, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2021.
New York, New York
March [•], 2022
PCAOB ID Number 100

ARGUS CAPITAL CORP.
BALANCE SHEET
DECEMBER 31, 2021

ASSETS:
Current assets:
Cash	$1,230,768
Prepaid expenses	907,988

Total current assets	2,138,756

Cash and investments held in Trust Account	310,877,919

Total Assets	$313,016,675

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT:
Current liabilities:
Accounts payable and accrued expenses	$1,059,424
Accrued franchise tax	97,310

Total current liabilities	1,156,734

Warrant liabilities	13,426,650
Deferred underwriting compensation	10,666,250

Total Liabilities	25,249,634

Commitments and Contingencies
Class A common stock subject to possible redemption; 30,475,000 shares at $10.20 per share	310,845,000
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; none shares issued and outstanding	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,618,750 shares issued and outstanding	762
Additional paid-in capital	—
Accumulated deficit	(23,078,721)

Total Stockholders’ Deficit	(23,077,959)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$313,016,675

The accompanying notes are an integral part of these financial statements.

ARGUS CAPITAL CORP.
STATEMENT OF OPERATIONS
For the period from April 22, 2021 (inception) through December 31, 2021

Operating Expenses:
General and administrative expenses	$402,998
Franchise tax expense	97,310

Loss from operations	(500,308)
Other income (expense):
Interest earned on investments held in Trust Account	32,919
Change in fair value of warrant liabilities	19,738,959
Warrant issuance transaction costs	(1,277,720)

Income before provision for income taxes	17,993,850
Provision for income taxes	—

Net income	$17,993,850

Weighted average shares outstanding of Class A common stock	11,758,071

Net income per common stock, Class A - basic and diluted	$0.93

Weighted average shares outstanding of Class B common stock	7,618,750

Net income per common stock, Class B - basic and diluted	$0.93

The accompanying notes are an integral part of these financial statements.

ARGUS CAPITAL CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the period from April 22, 2021 (inception) through December 31, 2021

	Common Stock				Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at April 22, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock to initial stockholder at approximately $0.0002 per share (1)	—	—	7,618,750	762	24,238	—	25,000
Excess of cash received over fair value of Private Warrants	—	—	—	—	1,540,266	—	1,540,266
Accretion of Class A common stock subject to possible redemption	—	—	—	—	(1,564,504)	(41,072,571)	(42,637,075)
Net income	—	—	—	—	—	17,993,850	17,993,850

Balance at December 31, 2021	—	$—	7,618,750	$762	$—	$(23,078,721)	$(23,077,959)

(1)
Shares and the associated amounts have been adjusted to reflect the surrender of 2,875,000 and 1,437,000 shares of Class B common stock to the Company for no consideration on July 21, 2021 and August 26, 2021 and a 1:1.06 stock split of each outstanding share of Class B common stock on September 22, 2021, (see Note5).

The accompanying notes are an integral part of these financial statements.

ARGUS CAPITAL CORP.
STATEMENT OF CASH FLOWS
For the period from April 22, 2021 (inception) through December 31, 2021

Cash flows from operating activities:
Net income	$17,993,850
Adjustments to reconcile net income to net cash used in operating activities:
Interest income earned on Trust Account	(32,919)
Change in fair value of warrant liabilities	(19,738,959)
Warrant issuance transaction costs	1,277,720
Changes in operating assets and liabilities:
Prepaid expenses	(907,988)
Accounts payable and accrued expenses	843,764
Accrued franchise tax	97,310

Net cash used in operating activities	(467,222)

Cash flows from investing activities:
Principal deposited in Trust Account	(310,845,000)

Net cash used in investing activities	(310,845,000)

Cash flows from financing activities:
Proceeds from private placement of warrants	14,440,000
Proceeds from sale of units in initial public offering	304,750,000
Payment of underwriters’ discount	(6,095,000)
Payment of offering costs	(552,010)
Advances received from Promissory note	188,915
Repayment of advances received from Promissory note	(188,915)

Net cash provided by financing activities	312,542,990

Increase in cash during period	1,230,768
Cash at beginning of period	—

Cash at end of period	$1,230,768

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriting compensation	$10,666,250
Offering costs paid by sponsor in exchange for founder shares	$25,000
Deferred offering costs included in accounts payable and accrued expenses	$215,660
The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
1. Organization and Business Operations
Incorporation
Argus Capital Corp. (the “Company”), a blank check company, was incorporated in Delaware on April 22, 2021.The Company has selected December 31 as its fiscal year end.
As of December 31, 2021, the Company had not commenced any operations. All activity for the period from April 22, 2021 (inception) through December 31, 2021, relates to the Company’s formation and the initial public offering (the “Public Offering”) described below, and since the Public Offering, the search for a prospective initial Business Combination (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income earned on the Trust Account (as defined below).
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
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering (as described in Note 3), although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward completing a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully complete a Business Combination.
Financing
The registration statements for the Company’s Public Offering (as described in Note 3) became effective on September 21, 2021. On September 21, 2021, the Sponsor agreed to purchase simultaneously with the closing of the Public Offering 9,626,667 warrants in a private placement at a price of $1.50 per warrant, generating gross proceeds of $14,440,000 (Note 5).
Upon the closing of the Public Offering and the private placement of warrants, $310,845,000 was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”).
Trust Account
The proceeds held in the Trust Account were invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations.

Distribution from Trust Account
The Company’s amended and restated certificate of incorporation (“Charter”) provides that, other than the withdrawal of interest earned on the funds held in the Trust Account to pay taxes, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Business Combination within 18 months from the closing of the offering, or March 24, 2023; (ii) the redemption of any of the shares of Class A common stock included in the Units sold in the Public Offering (the “Public Shares”) to amend the Company’s Charter to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Business Combination within the Combination Period (defined below) or with respect to any other material provisions relating to stockholders’ rights or pre-initial
Business Combination activity or (iii) the redemption of 100% of Public Shares if the Company is unable to complete a Business Combination within the Combination Period.
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
If the Company holds a stockholder vote in connection with a Business Combination, a public stockholder will have the right to redeem its shares of Class A common stock for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account but not previously released to the Company to pay taxes. As a result, such shares of Class A common stock will have been recorded at redemption amount and classified as temporary equity, in accordance with Financial Accounting Standards Board Accounting Standard Codification (“FASB ASC”) 480, “Distinguishing Liabilities from Equity.” The Company has 18 months from the closing of the Public Offering, or March 24, 2023, to complete its initial Business Combination (such period, as may be extended by a stockholder vote to amend the Company’s Charter, the “Combination Period”). If the Company does not complete a Business Combination within this period of time, it will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per share pro rata portion of the Trust Account, including interest, but less income taxes payable (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their Founder Shares (as defined below); however, if the Sponsor or any of the Company’s officers, directors or affiliates acquire shares of Class A common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the required time period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the offering price per Unit in the Public Offering.

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
Liquidity, Capital Resources and Going Concern
As of December 31, 2021, the Company had cash balance of $1,230,768 in its operating bank account, $310,877,919 in cash and investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $982,022. The Company’s working capital needs will be satisfied through the funds, held outside of the Trust Account, from the Public Offering. Interest on funds held in the Trust Account may be used to pay taxes. Further, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. The terms of such loans have not been determined and no written agreements exist with respect to such loans.
If the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by March 24, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the mandatory liquidation on March 24, 2023 and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 24, 2023. Management plans to consummate a Business Combination prior to March 24, 2023.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
2. Restatement of Previously Issued Financial Statement
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

Impact of the Restatement
The impact of the restatement of the Company’s previously issued financial statements is reflected in the following table:

	As Reported	Adjustments	As Restated
Balance sheet as of September 24, 2021
Total assets	$312,561,452	$—	$312,561,452
Total liabilities	$44,066,646	$—	$44,066,646
Class A common stock subject to redemption	$304,750,000	$6,095,000	$310,845,000
Stockholders’ deficit
Class B common stock	$762	$—	$762
Accumulated deficit	(36,255,194)	$(6,095,000)	$(42,350,194)
Total stockholders’ deficit	$(36,254,432)	$(6,095,000)	$(42,349,432)
3. Significant Accounting Policies
Basis of Presentation
The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.
Net Income (Loss) Per Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with (i) the Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 15,237,500 shares of Class A common stock in the aggregate. As of December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the period presented. The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For The Period from April 22, 2021 (inception) through December 31, 2021
	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income, as adjusted	$10,918,869	$7,074,981
Denominator:
Basic and diluted weighted average shares outstanding	11,758,071	7,618,750
Basic and diluted net income per share of common stock	$0.93	$0.93

Class
 A Common Stock Subject to Possible Redemptio
n
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period.
At December 31, 2021, the Class A common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$304,750,000
Less:
Proceeds allocated to Public Warrants	(20,265,875)
Class A common stock issuance costs	(16,276,200)
Plus:
Accretion of carrying value to redemption value	42,637,075

Class A common stock subject to possible redemption	$310,845,000

Offering Costs
Offering costs consisted of legal, accounting and other expenses incurred through the Public Offering that were directly related to the Public Offering. Offering costs were allocated to the separable financial instruments issued in the Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statement of operations. Offering costs associated with the Class A common stock issued the amount of
$
16,276,200
were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the Public Offering. Offering costs amounting to $
1,277,720
were charged to the statement of operations upon the completion of the Public Offering (see Note 1).
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account and the Trust Account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.
Use of Estimates
The preparation of the financial statement in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in this financial statement is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

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
There were no unrecognized tax benefits as of December 31, 2021. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. Deferred tax assets were de minimus as of December 31, 2021.
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

The 24,864,167 warrants issued in connection with the Public Offering (including the 15,237,500 Public Warrants, as defined in Note 4, included in the Units and the 9,626,667 Private Placement Warrants) will be recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities will be subject to re-measurement
at each balance sheet date until exercised. The fair value of the Public Warrants is estimated at fair value using the Monte Carlo simulation model. The fair value of the Private Placement Warrants is estimated at fair value using the Black-Scholes option pricing model.
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
4. Public Offering
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
5. Related Party Transactions
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
The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier of(A) two years after the completion of the Company’s initial Business Combination, or earlier if, subsequent to the Company’s initial Business Combination, the closing price of the Company’s shares of Class A common stock equals or exceeds $14.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 300 days after the Company’s initial Business Combination, and (B) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction after the initial Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property (the “Lock Up Period”).
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
Promissory Note–Related Party
The Sponsor agreed to loan the Company up to an aggregate of $300,000 by the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. When and if issued, these loans are payable without interest on the earlier of December 31, 2021 or the completion of the Public Offering. The outstanding balance under the Note of
 $188,915
was repaid upon the closing of the Public Offering, and borrowings under the Note are no longer available.
Administrative Services Agreement
The Company entered into an administrative services agreement in which the Company will pay an affiliate of its Chief Executive Officer for office space and secretarial and administrative services provided to members of the Company’s management team in an amount not to exceed $20,000 per month. The administrative services fee commenced on September 24, 2021. For the period from April 22, 2021 (inception) to December 31, 2021, the Company incurred $60,000 in administrative services expenses under the arrangement. As of December 31, 2021, $60,000 is included in accounts payable and accrued expenses in the accompanying balance sheet.
Working Capital Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. There have been no borrowings under this arrangement to date. As of December 31, 2021, there were no working capital loans outstanding.
6. Commitments and Contingencies
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
Registration Rights
The Sponsor will be entitled to registration rights pursuant to a registration rights agreement signed on September 21, 2021. The Sponsor will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities and any other securities of the Company acquired by the Sponsor prior to the consummation of the Company’s initial Business Combination for sale under the Securities Act. In addition, the Sponsor will have “piggy-back” registration rights to include its securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
7. Trust Account
A total of $310,845,000, which includes $298,655,000 of the net proceeds from the Public Offering and $12,190,000 from the sale of the Private Placement Warrants, has been placed in the Trust Account.

As of December 31, 2021, investment securities in the Company’s Trust Account consisted of $310,877,120 in United States Treasury Bills and $799 held as cash. The Company classifies its Treasury Instruments and equivalent securities as held-to-maturity
in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”.
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts. The following table presents fair value information as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the table presents the carrying value (held to maturity), excluding accrued interest income and gross unrealized holding loss. Since all of the Company’s permitted investments consist of U.S. government treasury bills and cash, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets as follows:

	Carrying Value	Gross Unrealized Holding (Loss)	Quoted Prices in Active Markets (Level 1)
U.S. Government Treasury Securities as of December 31, 2021 (1)	$310,877,120	$(9,429)	$310,867,691

(1)	Matured on March 24, 2022 and reinvested in U.S. Treasury Bills with maturity date of September 22, 2022.
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from April 22, 2021 (inception) to December 31, 2021.
Level 1 instruments consist of investments in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
8. Stockholders’ Equity
Class
 A Common Stock
— The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2021, there were no shares of Class A common stock issued and outstanding, except for 30,475,000 shares subject to possible redemption.
Class
 B Common Stock
— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. As of December 31, 2021, there were 7,618,750 shares of Class B common stock issued and outstanding.
Preferred stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At December 31, 2021, no shares of preferred stock were issued and outstanding.
9. Warrant Liabilities
As of December 31, 2021, the Company has 24,864,167 warrants issued in connection with the Public Offering, consisting of 15,237,500 Public Warrants and 9,626,667 Private Placement Warrants, which are accounted for in accordance with the guidance contained in ASC
815-40.
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classified each warrant as a liability at its fair value, with the change in the fair value recognized in the Company’s Statement of Operations.
The Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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
If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless. The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Public Offering except that the holders of the Private Placement Warrants have agreed that the Private Placement Warrants and the Common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable,
except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

10. Income Tax
The income tax provision (benefit) consists of the following:

December 31, 2021
Current
Federal	$—
State	—
Deferred	—
Federal	98,152
State	—
Valuation allowance	(98,152)

Income tax provision	$—

The

Company’s net deferred tax assets are as follows:

December 31, 2021
Total Deferred tax asset
Net Operating loss	$98,152
Accrued expense	—
Less: Valuation allowance	(98,152)

Net deferred tax assets	—

Deferred tax liabilities
Unrealized (gain) or loss	—

Net Deferred tax assets (liabilities)	$—

As of December 31, 2021, the Company had $467,389 of U.S. federal net operating loss carryovers available to offset future taxable income. The federal net operating losses can be carried forward indefinitely, subject to a limitation in utilization against 80% of annual taxable income. Due to changes in the ownership of common stock, the Company’s ability to use net operating losses may be limited under Internal Revenue Code Section 382. As a result, the net operating losses may not have any value to the Company.
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $98,152.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate at December 31, 2021 is as follows:

December 31, 2021
Statutory Federal income tax rate	21.0%
Fair value change in warrant liability	(362.0)
Offering costs allocated to warrants	23.0
Change in valuation Allowance	318.0%

Total tax provision	—%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to the recording of full valuation allowances on deferred tax assets.
The Company will file income tax returns in the U.S. federal jurisdiction and will be subject to examination by the various taxing authorities. The Company’s tax returns will be subject to examination by the taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. No amounts were accrued for the payment of interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company will be subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

11. Fair Value Measurements
As of December 31, 2021, investment securities in the Company’s Trust Account consisted of $310,877,120 in United States Treasury Bills and $799 held as cash. See Note 7 for fair value information for the Trust Account.
The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of December 31, 2021, by level within the fair value hierarchy:

	Level	December 31, 2021
Warrant liabilities—Public	1	$8,228,250
Warrant liabilities—Private	3	$5,198,400
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in November 2021.
The fair value of the Public Warrants and Private Warrants were initially measured at fair value using a Monte Carlo simulation model and Modified Black-Scholes Option Pricing Model, respectively. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrants’ listed price in an active market was used as the fair value for determining the fair value of the Public Warrants. For the period from April 22, 2021 (inception) to December 31, 2021, the Company recognized a non-operating gain resulting from a decrease in the fair value of liabilities of
 $19,738,959, presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations. The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in both the Modified Black-Scholes Option Pricing Model and the Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S.
Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of September 24, 2021	As of December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$10.10	$9.90
Volatility for private warrants	24%	8.40%
Term	6.33	6.06
Risk-free rate	1.17%	1.36%
Dividend yield	0%	0.00%
Probability of completing Business Combination (1)	100%	100%

(1)	Estimate based on completed SPAC market data published by third party as of January 10, 2022.

6
8

The change in the fair value of the Level 3 warrant liabilities for the period from April 22, 2021 (inception) to December 31, 2021 is summarized as follows:

Level 3 Derivative warrant liabilities at April 22, 2021 (inception)	$—
Issuance of Public and Private Warrants	34,705,875
Change in fair value of derivative warrant liabilities	(21,279,225)
Transfer of Public Warrants to Level 1	(8,228,250)

Level 3 Derivative warrant liabilities at December 31, 2021	$5,198,400

(1)
Due to the use of quoted prices in an active market for Public Warrants as of December 31, 2021, the Company had transfers out of Level 3 to Level 1 amounting to $8,228,250 as of December 31, 2021. The Company deems the transfer between levels to have occurred at the end of the period.

12. Subsequent Events
Management has evaluated subsequent events to determine if events or transactions occurring through March 31, 2022, the date the financial statements were available for issuance, require potential adjustment to or disclosure in the financial statements and has concluded that, except as noted above, all such events that would require recognition or disclosure have been recognized or disclosed.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

6
9

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that due to the events that led to the Company’s restatements of its IPO Balance Sheet and its unaudited interim financial statements for the quarter ended September 30, 2021 to properly account for the Class A common stock subject to possible redemption, a material weakness existed and the Company’s disclosure controls and procedures were not effective.
Management’s Report on Internal Controls Over Financial Reporting
This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, management’s report is not subject to attestation by our independent registered public accounting firm.
Changes in Internal Control over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in this Annual Report, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

ITEM 9B. OTHER INFORMATION.
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Joseph R. Ianniello	54	Chief Executive Officer and Chairman
Marc DeBevoise	45	President and Vice Chairman
Andrew R. Sriubas	53	Director
Alan G. Mnuchin	61	Director
Dr. Dana Beth Ardi	74	Director
Pooja Midha	44	Director
Saif Rahman	43	Chief Financial Officer
Gautam Ranji	51	Chief Strategy Officer
Charles Pavlounis	56	Chief Business Development Officer
Dana McClintock	50	Chief Communications Officer
Stephen D. Mirante	57	Chief Administrative Officer
Kelli Raftery	50	Chief Marketing Officer
Maria Corsaro Charon	44	Senior Vice President, Mergers and Acquisitions
Joseph R. Ianniello
has served as chairman of our board of directors and our Chief Executive Officer since our inception in April 2021. Mr. Ianniello is a proven leader in the media industry with a successful track record of leading, evolving, growing and transforming businesses throughout his career. From September 2018 to December 2019, Mr. Ianniello was President and acting Chief Executive Officer of CBS Corporation prior to its merger with Viacom, Inc. From December 2019 to February 2020, he served as the Chairman and Chief Executive Officer of CBS Entertainment Group. In this role, he was responsible for overseeing all
CBS-branded
assets, including the CBS Television Network, which encompasses CBS Entertainment, CBS News, and CBS Sports; CBS Television Studios; CBS Interactive, including CBS All Access; CBS Television Distribution, its leading first-run
syndication division; and CBS Television Stations. From 2013 to 2018, Mr. Ianniello served as Chief Operating Officer of CBS and was responsible for establishing and executing company strategy across all businesses. From 2009 to 2013, he was Chief Financial Officer of CBS and oversaw the company’s financial operations across all business units. Mr. Ianniello was consistently ranked as a top Chief Financial Officer by Institutional Investor’s annual
All-America
Executive Team survey. During his tenure in these senior executive roles, Mr. Ianniello was instrumental in positioning CBS as a global multiplatform premium content company. He acted on this vision through a number of key operational steps including the monetization of retransmission consent fees and reverse compensation from local television station affiliates, as well as the licensing of the CBS content around the world for digital streaming and broadband services. Mr. Ianniello also oversaw the launch of CBS All Access, CBS’ digital subscription video on-demand
and live streaming service, as well as Showtime’s
“over-the-top”
streaming service, which together became one of the company’s fastest growing initiatives. He led all company acquisitions and divestitures for more than 10 years, including the split-off
of CBS Radio through a merger with Entercom. In addition, Mr. Ianniello led the conversion of CBS Outdoor into a real-estate investment trust, marking a first for an outdoor advertising business. From 2000 to 2005, Ianniello served as Chief Development Officer, overseeing all business development until the separation from Viacom. He began his career at CBS in 1997. Mr. Ianniello earned a Bachelor of Business Administration from Pace University and a Master of Business Administration from Columbia University. We believe Mr. Ianniello is well-qualified to serve as a member of our board of directors due to his extensive experience as a senior business executive and his contacts and relationships.

Marc DeBevoise
has served as Vice Chairman of our board of directors and our President since September 2021. Mr. DeBevoise is an accomplished leader with wide-ranging experience in the direct-to-consumer,
media and technology industries. From November 2019 to December 2020, he served as Chief Executive Officer and President of ViacomCBS Digital (previously known as CBS Interactive) and as Chief Digital Officer of ViacomCBS. From July 2016 to November 2019, Mr. DeBevoise served as President and Chief Operating Officer of CBS Interactive. From October 2012 to July 2016, he served as Executive Vice President and General Manager of CBS Digital Media for CBS Interactive. From July 2011 to October 2012, he served as Senior Vice President and General Manager of CBS Entertainment Digital. From January 2006 to June 2011, Mr. DeBevoise served as Senior Vice President of Digital Media, Business Development and Strategy of Starz. From February 2004 to December 2005, he held various roles at NBC Universal. Mr. DeBevoise started his career in media and technology as an investment banker at Hambrecht & Quist (“H&Q”) and in the Technology, Media & Telecommunications Investment Banking Group at JPMorgan (via its acquisition of H&Q). During his almost 10 years at CBS and ViacomCBS, Mr. DeBevoise helped lead the companies through the mobile, social and streaming revolutions. As CEO and President of ViacomCBS Digital (previously CBS Interactive), he was responsible for the rapidly growing, multi-billion-dollar-revenue digital and streaming businesses of ViacomCBS. As Chief Digital Officer of ViacomCBS, he managed the company’s unified digital and technology operations globally and led it to become a major player in direct-to-consumer
streaming and a top 10 U.S. Internet company. Mr. DeBevoise spearheaded the company’s direct-to-consumer
streaming strategies, including the founding of CBS All Access and its transformation into Paramount+, as well as launching 24/7 news, sports and entertainment streaming channels CBSN, CBS Sports HQ and ETLive. Mr. DeBevoise and his teams led the development, creation, and acquisition of a broad array of content for these services including numerous major, Emmy-nominated original series, including Star Trek, The Good Fight, The Twilight Zone and Texas 6, and 24/7 news content and major sports franchises, including securing streaming rights for the NFL and UEFA Champions League. As President and Chief Operating Officer of CBS Interactive, Mr. DeBevoise oversaw strategy and operations for all of CBS Interactive’s
25-plus
industry-leading brands including the digital businesses of the CBS Television Network, such as CBS.com, CBS All Access, CBSN, CBSSports.com, CBS Sports Fantasy and CBSNews.com, as well as CNET Media Group, CBS Interactive’s leading tech, games and media properties, including CNET, TVGuide, GameSpot, and Metacritic. As Executive Vice President and General Manager of CBS Digital Media for CBS Interactive, Mr. DeBevoise was responsible for the digital media businesses of the CBS Television Network’s major programming divisions of entertainment, sports and news. In these roles, he was also responsible the company’s digital distribution strategies, including full episode streaming, dynamic ad insertion on cable VOD platforms, TV Everywhere/Authentication and its direct-to-consumer
subscription video on demand and live streaming initiatives. As Senior Vice President of Digital Media, Business Development and Strategy of Starz, a premium subscription service, Mr. DeBevoise was responsible for the company’s overall digital strategy and the digital initiatives supporting its film, television and digital original content properties. He also led the generation, evaluation and execution of business development, strategic investment, and growth opportunities for all of Starz’ business units, including the divestiture of its animation units and the founding of its film studio, Overture Films. At NBC Universal, Mr. DeBevoise held various roles in both digital media and business development, and was a member of the corporate team that led NBC’s acquisition of Universal, one of the largest media mergers in history at the time. Since November 2018, Mr. DeBevoise has served as a member of the board of directors at Limelight Networks (Nasdaq: LLNW), a provider of edge cloud, content delivery and security computing services. Mr. DeBevoise received his M.B.A. with distinction in Entertainment, Media & Technology and Finance from New York University’s Stern School of Business and his B.A. in Economics and Computer Science from Tufts University. Mr. DeBevoise is well qualified to serve as a director due to his extensive experience as a senior business executive.
Andrew R. Sriubas
has served as director since September 2021. Mr. Sriubas has worked in senior executive operating roles in the media industry for the past 10 years. Prior to that, he spent over 20 years as an investment banker and as a managing director at JP Morgan, UBS Securities, and Donaldson, Lufkin & Jenrette, advising technology, media, and telecommunications companies. Along with his deep understanding of product development, sales channel expansion and digital operations, Sriubas has strong expertise in corporate finance, capital raising, mergers and acquisitions, investor relations and extensive public and private board experience. Since July 2017, Mr. Sriubas has served as Chief Commercial Officer of Outfront Media (NYSE: OUT). From July 2014 to July 2017, he was Outfront’s Executive Vice President, Strategic Planning & Development. While at Outfront, Mr. Sriubas has led an effort to transform traditional location-based media into the contemporary age of digital audience marketing with measurable return on investment. This included starting and scaling a first of its kind geo-spatial
data-science organization; designing, building, and then contract-manufacturing advanced displays with partners in China, Korea, and Taiwan; assembling a product development organization to realign digital advertising spend via dynamic content distribution across the physical world and engaging vendors and national landlord partners with the new strategy. Mr. Sriubas also continues to develop multiple monetization opportunities for the business, including a cell-tower business. From 2013 to 2014, Mr. Sriubas was Chief of Strategy & Corporate Development at Sonifi Solutions, Inc., where he was responsible for digital operations, corporate partnerships, product, content and digital deployment systems. Mr. Sriubas is currently a member of the board of directors of NanoScent, a health technology company and a member of the executive board of the Media Ratings Council. Mr. Sriubas has served in board and advisory capacities with several charitable organizations and venture capital investment funds. Mr. Sriubas is a graduate of Boston College’s Carroll School of Business. Mr. Sriubas is well qualified to be a director due to his extensive experience as a senior business executive.

Alan G. Mnuchin
has served as director since September 2021. Mr. Mnuchin founded and has been the chief executive officer of Ariliam Group, a principal investment and strategic consulting firm, since January 2019. From June 2020, Mr. Mnuchin served as the chairman and chief executive officer of Falcon Capital Acquisition Corp. (Nasdaq: FCAC), a special purpose acquisition company that raised $345 million in its IPO in September 2020, until it consummated its initial business combination with Sharecare, Inc., a digital healthcare platform company, in July 2021, and currently serves as a director of Sharecare. Mr. Mnuchin is chairman and chief executive officer of Falcon Capital Acquisition Corp. II, a special purpose acquisition company that announced its plan to raise $400 million in its IPO. Mr. Mnuchin has invested in various media and technology companies prior to and since founding Ariliam Group. Mr. Mnuchin served as a member of the board of directors of Flying Eagle Acquisition Corp. from May 2020 until the consummation of its business combination with Skillz Inc. in December 2020. Mr. Mnuchin served as a member of the board of directors of Target Hospitality Corp. (Nasdaq: TH) from January 2019 to March 2019. In 2003, Mr. Mnuchin formed the boutique investment bank AGM Partners LLC, through which he has acted as a strategic M&A advisor to leading corporate, entrepreneurial and private equity clients on transactions totaling over $80 billion until January 2019. Prior to founding AGM Partners, Mr. Mnuchin was the global head of the media group of Lehman Brothers from 2000 to 2003. Previously, Mr. Mnuchin was head of the media and entertainment group at Bear Stearns from 1996 to 2000. Prior to joining Bear Stearns, Mr. Mnuchin was a senior member of the communications, media and entertainment group at The Goldman Sachs Group, Inc. (NYSE: GS), where he started his career in 1984 and worked until 1996, with primary responsibility for the group’s media industry efforts. We believe Mr. Mnuchin is well qualified to serve on our board of directors due to his extensive knowledge of the media, entertainment and technology fields and considerable experience in merger and acquisition transactions.
Dr.
 Dana Beth Ardi
has served as director since September 2021. Dr. Ardi is a thought leader and expert in the fields of executive search and talent management, organizational design, assessment, leadership and coaching. As an innovator in the human capital movement, Dr. Ardi creates enhanced value in companies by matching the most sought after talent with the best opportunities. Dr. Ardi coaches boards and investors on the art and science of building high caliber management teams. She provides them with the necessary skills to seek out and attract top-level
management, to design the ideal organizational architectures and to deploy people against strategy. Dr. Ardi unearths the way a business works and the most effective way for people to work in them. Dr. Dana Ardi is an experienced business executive and senior consultant who leverages business organizational transformation through talent strategies. She uses her knowledge and experience to develop talent strategies to enhance revenue and profit contributions. She has a deep expertise in change management and organizational effectiveness and has designed and built high performance cultures. Dr. Ardi has significant experience in mergers, acquisitions, divestitures, IPOs and turnarounds. Dr. Ardi is an expert on the multi-generational workforce. She understands the four intersecting generations of workers coming together in contemporary companies, each with their own mindsets, leadership and communications styles, values and motivations. Dr. Ardi is sought after to assist companies manage and thrive by bringing the generations together. Her book, The Fall of the Alphas: The New Beta Way to Connect, Collaborate, Influence—and Lead, was published by St. Martin’s Press, October 2013. The book reflects Dr. Ardi’s deep expertise in understanding organizations and our changing society. It focuses on building a winning culture, how companies must grow and evolve, and how talent influences and shapes communities of work. This is what she has coined “Corporate Anthropology.” It is a playbook on how modern companies must meet challenges – culturally, globally, digitally, across genders and generations. Since January 2009, Dr. Dana Ardi has served as Managing Director and Founder of Corporate Anthropology Advisors, LLC, a consulting company that provides human capital advisory and innovative solutions to companies building value through people. From 1998 to 2009, Dr. Ardi served as a Partner and Managing Director at the private equity firm CCMP Capital (previously known as JPMorgan Partners). From 1997 to 2000, she was a partner at Flatiron Partners, a venture capital firm working with early state companies where she pioneered the human capital role within an investment portfolio. From December 1995 to June 2000, Dr. Ardi served as co-chair
of Global Communications, Entertainment and Technology Practice of TMP Worldwide, where she redefined the art and science of Human Capital Management. From her work with dozens of companies, on hundreds of searches, involving thousands of candidates, Dr. Ardi has acquired an in-depth
knowledge not only of the leading companies and managers, but of industries, the importance of organizations on which they depend and the most promising future business opportunities where people are the strategy. From January 1994 to May 1995, Dr. Ardi served as Senior Vice President of New Media for R. R. Donnelley & Sons Company where she was responsible for joint ventures and strategic alliances and guided venture capital investments in new media and information technologies. From April 1987 to June 1989, she was President of The Infotainment Corporation where she consulted for various leading studios, publishers, technology, retail and telecommunications companies. From March 1983 to April 1987, Dr. Ardi was a Vice President at McGraw-Hill Productions, a division of McGraw-Hill Broadcasting. Dr. Ardi served on the board of AMC Entertainment Inc. from 2009 to 2012. Among her many philanthropic efforts, she is on the Executive Committee of Working Nation and a board member of the M Center of Excellence. She is a frequent contributor to the arts and has donated to and supported museums and arts organizations throughout the country. From February 1976 to August 1982, she was a professor at the Graduate Center at Fordham University in New York. Dr. Ardi holds a BS from the State University of New York at Buffalo as well as an MS and PhD from Boston College. Dr. Ardi is well qualified to serve on our board of directors due to her extensive experience in providing thought leadership in corporate transformations.

Pooja Midha
has served as director since September 2021. Since March 2021, Ms. Midha has served as chief growth officer at Comcast Advertising, the advertising division of Comcast Cable. In this role, she leads global marketing across Comcast Advertising, which includes FreeWheel, a Comcast company, which provides global technology solutions for the future of television advertising, and Effectv, Comcast Cable’s ad sales division, as well as Effectv’s newly launched sales development function. Ms. Midha and her team build awareness for each company’s differentiated value and accelerate growth for local, regional and national market opportunities. In addition, she oversees Comcast Advertising’s brand offerings, enhancing products and solutions for the rapidly changing video marketplace, including the shift to audience-based advertising, the growth of multi-screen content consumption and an increasing emphasis on data and campaign effectiveness. Ms. Midha has more than 20 years of experience in the media and advertising sector, with a track record of transforming businesses, creating new and innovative models, developing brands, partnerships and talent and exceeding financial goals.From February 2018 to March 2021, Ms. Midha served as president of advertising technology company true[X]. As president, Ms. Midha was credited with leading the company through two acquisitions while also growing true[X]’s advertiser, premium publisher and technology partnerships, expanding its industry leading product suite, and generating record revenue and operating income. From August 2012 to January 2018, Ms. Midha was senior vice president, digital ad sales and operations for the ABC Television Network. In this role, she created and led the network’s digital sales vision and managed its digital sales team. Ms. Midha and her team also spearheaded the development of several new video offerings, including programmatic and addressable advertising, major digital platform partnerships and new products around social, custom ads and branded content. From June 2005 to February 2012, Ms. Midha held a variety of senior sales and marketing roles at Viacom, in both a domestic and global capacity, including positions at MTV Networks, MTV Networks International and Nickelodeon. She started her career in advertising sales at Dow Jones & Company. A noted industry thought leader, Ms. Midha is a regular panelist and has spoken at several major industry conferences, such as Advertising Week, the IAB’s 2020 Video Leadership Summit, at Cannes Lions and more. She has also been quoted and featured in several major industry publications, such as The New York Times, Advertising Age, Adweek, AdExchanger, Beet.TV, Broadcasting & Cable, MediaPost and more. Adweek named her a 2016 “Young Influencer,” Cynopsis spotlighted her as one of its 2017 “Top Women in Digital: Industry Leader” and Multichannel News named her a “Woman to Watch” in 2019 and a “Wonder Woman in Streaming” in 2021. She was also a recipient of the IAB’s 2018 Sales & Service Excellence Awards. Ms. Midha is a member of the operating board of She Runs It, an industry organization that aims to cultivate and promote female talent throughout all levels in marketing, media and tech. She also serves as vice-chair of the IAB Video Center of Excellence. Ms. Midha holds a Bachelor of Arts in International Business from Lehigh University and a Master of Business Administration from Columbia Business School. She also completed the National Association of Multi-Ethnicity in Communications (NAMIC) Executive Leadership Development Program from UCLA’s Anderson School of Management. Ms. Midha is well qualified to serve on our board of directors due to her extensive experience as a senior business executive.
Saif Rahman
has served as our Chief Financial Officer since our inception in April 2021. He has extensive experience in the media and technology sectors with a focus on sourcing, evaluating and managing investments in the space. Mr. Rahman also serves as chief financial officer of Falcon Capital Acquisition Corp. (Nasdaq: FCAC), a special purpose acquisition company that raised $345 million in its IPO in September 2020, from June 2020 to July 2021 when it consummated its initial business combination with Sharecare, and as chief financial officer of Falcon Capital Acquisition Corp. II, a special purpose acquisition company that has announced its plan to raise $400 million in an IPO. Since January 2019, Mr. Rahman has been the managing director and chief operating officer of Ariliam Group. In this role, Mr. Rahman oversees Ariliam Group’s investments in media and technology companies. From 2003 to December 2018, Mr. Rahman was a senior member of AGM Partners LLC with a focus on the company’s entrepreneurial and private equity client advisory practice. In 2016, Mr. Rahman independently pursued an event-driven public investment strategy focused on the media and technology sectors through Five Square Capital Management. Mr. Rahman began his career as an analyst in Salomon Smith Barney’s mergers and acquisitions group. He is a graduate of Cornell University.

Gautam Ranji
has served as our Chief Strategy Officer since September 2021. Mr. Ranji has wide-ranging experience driving complex strategic and operational initiatives across the media industry and managing global businesses and teams. Since May 2021, Mr. Ranji has served as Chief Operating Officer of Blavity Inc., a technology, digital media and experiences company focused on Black millennial audiences. From December 2019 to May 2020, he served as Executive Vice President, Strategic Planning and Business Development for ViacomCBS, serving as co-leader
of the post-merger integration office following the merger of CBS and Viacom. In this role, he oversaw the integration of all businesses and functions across the combined company, resulting in the identification and realization of $800M in annual cost synergies. He simultaneously led the finance integration work stream, where he developed and executed plans to integrate all aspects of the finance operations of ViacomCBS. From July 2016 to December 2019, Ranji was Executive Vice President, Strategic Planning and Business Development for CBS Corporation, assessing and spearheading global strategic initiatives across the company. In this role, he oversaw the development and launch of numerous new growth initiatives across CBS, including the international expansion of CBS’ streaming services and the acquisition of Network Ten in Australia. He also managed enterprise-wide commercial negotiations and oversaw the company’s annual strategic planning process. Before joining CBS, Mr. Ranji served as Senior Vice President, Licensing and Business Development for Hearst International from 2012 to 2016, where he managed a portfolio of over 50 licensees and joint ventures in over 40 international markets. During this time, he negotiated numerous global media and product licensing agreements and served as a board member for several international joint ventures. From 2001 to 2009, Mr. Ranji held several roles within Viacom and its MTV Networks International division, including Executive Vice President, Strategy and Operations, in which he oversaw strategy and business development across MTV Networks International and managed the Canadian operations. He started his career with Viacom in 2001 as Vice President, Mergers and Acquisitions, where he executed transactions across Viacom’s portfolio. Mr. Ranji holds an MBA in Finance and Accounting from University of Chicago’s Booth School of Business and a bachelor’s degree in Economics from Dartmouth College.
Charles Pavlounis
has served as our Chief Business Development Officer since September 2021. He has over 20 years of financial and operational experience, driving top line growth and restructuring operations to yield efficiencies, with a primary focus on the media and entertainment, information and technology and consumer sectors. From October 2015 to October 2020, Mr. Pavlounis served as Executive Vice President of Business Development and Chief Financial Officer of CBS News, where he directed all financial matters and identified new business development initiatives, including content development, audio streaming, podcasting and new revenue streams with strategic partners. At CBS News, Pavlounis conceptualized and sold the licensing of a new iteration of 60 Minutes directed towards a younger audience called 60 in 6 to Quibi. He also oversaw the restructuring and relaunch of the CBS News Radio Network into a full-fledged programming supplier to radio station affiliates across the country. In addition, Mr. Pavlounis spearheaded the CBS Sunday Morning partnership with Simon & Schuster to create Mobituaries, a highly successful podcast developed and anchored by Mo Rocca that also included the release of a similarly titled book. Prior to joining CBS News, Pavlounis served as the Senior Vice President, Chief Audit Executive at CBS Corporation from May 2010 to September 2015. Before he began his tenure at CBS, Mr. Pavlounis held a variety of positions in financial management and corporate compliance at various companies from 1989 to 2009, including Wyndham Worldwide Corp., Dun & Bradstreet, Interpublic Group of Companies, Mercer, Inc. and KPMG. Pavlounis is a CPA and has a Bachelor of Science degree from Pace University.
Dana McClintock
has served as our Chief Communications Officer since September 2021. Mr. McClintock is a highly skilled, versatile and well-respected strategic communications counselor with vast experience collaborating with CEOs, business leaders and boards of directors to guide decision-making and its impact on corporate reputation and credibility. Mr. McClintock has served in key communications roles in the media industry in areas ranging from corporate and news to sports and entertainment. From November 2018 to December 2019, he served as Executive Vice President and Chief Communications Officer of CBS Corporation where he had oversight of all external and internal communications functions of the company and its 12 business divisions. Following the company’s merger with Viacom in December 2019, Mr. McClintock became EVP and Chief Communications Officer of the company’s
CBS-branded
businesses until his departure from the company in June 2020. From January 2013 to November 2018, Mr. McClintock served as Executive Vice President, Communications of CBS. He started at CBS in 1993. During his career of over 25 years at CBS, Mr. McClintock was instrumental in positioning CBS as a global content company poised to thrive in the digital age. He served as the primary corporate spokesperson with news and industry media and managed the company’s messaging during a period when CBS was the top-performing
media company in the S&P 500. Mr. McClintock also had oversight of the quarterly earnings release and scripts, and played a key role in shaping the communications infrastructure of CBS Corporation after it became a standalone publicly traded company in 2006. He is a graduate of Colby College.

Stephen D. Mirante
has served as our Chief Administrative Officer since September 2021. Having served as a trusted partner to CEOs and company boards throughout his career, Mr. Mirante has extensive experience building multimillion-dollar businesses, leading high-impact integrations and fostering a corporate culture grounded in transparency, empowerment and accountability. From November 2018 to December 2019, Mr. Mirante served as Chief Administrative Officer at CBS Corporation, where he was part of the executive team that stabilized the company after the sudden departure of its longtime Chairman and Chief Executive Officer. With a portfolio that spanned all of CBS’s businesses, he was integral in re-engaging
a workforce unsettled by board, executive and ownership changes as well as ongoing dramatic changes in the media business. Mr. Mirante collaborated with the new acting President and CEO on leadership stability and succession plans, navigated complex compensation issues with the Compensation Committee of the board, and led a wide array of policy updates to address work-life issues. As the company prepared to merge with Viacom in 2019, Mr. Mirante led negotiations related to human resources issues and delivered synergy savings above the stated targets. Following the company’s merger with Viacom in December of 2019, Mr. Mirante became Chief Administrative Officer of the company’s
CBS-branded
businesses until his departure from the company in June 2020. From 2005 to 2018, he served as Executive Vice President, Human Resources, and earlier as Senior Vice President, Human Resources Specialty Services, and helped build core human resources functions as the company separated from Viacom. During this time, Mr. Mirante oversaw all HR operations across the company and managed the HR due diligence and integration of several high-profile M&A transactions, including the IPO of the outdoor media business, the spinoff of the radio business, and the acquisitions of CNET and CSTV Networks. He was responsible for building the HR shared service teams and functions from scratch, hiring a broad-based talent acquisition team and revamping executive compensation programs. Earlier in his career, Mr. Mirante ran large-scale consulting businesses at Watson Wyatt Worldwide and PricewaterhouseCoopers and started an advisory services practice group at Cigna. He graduated with a Bachelor of Science degree from the State University of New York at Albany, completed the Executive Integral Leadership Program at the Mendoza College of Business at Notre Dame and achieved Fellowship in the Society of Actuaries.
Kelli Raftery
has served as our Chief Marketing Officer since September 2021. Ms. Raftery has a strong track record of building and executing effective press strategies, advising
C-suite
executives on the best path forward and accelerating businesses toward new levels of success. Her extensive experience in the media business includes roles in production, programming and communications across businesses including sports, syndication, entertainment, news and corporate. From November 2018 to April 2020, Ms. Raftery served as Executive Vice President, Corporate Communications at CBS, working closely with the chief communications officer to help develop and implement the company’s overall messaging and growth story. In this role, she also had oversight of the communications strategy for Advertising Sales and Networks Distribution, two key drivers of CBS’ overall revenue. From June 2015 to November 2018, Ms. Raftery served as Senior Vice President, Corporate Communications at CBS, where she managed media relations for the CBS Corporate Communications department, covered a wide range of company initiatives and activities in Sales, Research, Affiliate Relations, Carriage Agreements, Governmental Affairs, Program Practices, among others, and supported the communications teams at each of CBS’ business segments. Ms. Raftery has a B.A. in English from Georgetown University.
Maria Corsaro Charon
has served as our Senior Vice President, Mergers and Acquisitions since September 2021. Ms. Charon, who has worked as an in-house
attorney in the media industry and at premier international law firms, has strong expertise in the areas of mergers and acquisitions, securities law, executive compensation, employee benefits and tax. During her career, she has regularly advised and represented clients in public and private M&A transactions and has also conducted and had oversight of extensive due diligence investigations. From April 2014 to June 2020, Ms. Charon was Vice President, Senior Counsel, Executive Compensation and Employee Benefits at ViacomCBS Inc., where she primarily advised on executive compensation, ERISA and benefits matters. While at ViacomCBS, Charon worked closely with senior management on complex M&A and capital markets transactions. From 2011 to April 2014, Ms. Charon was Special Counsel in the executive compensation and benefits group of Sullivan & Cromwell LLP. From 2006 to 2011, she practiced law at O’Melveny & Myers LLP, advising on mergers and acquisitions, primarily for private equity sponsors, and executive compensation and benefits matters. From 2002 to 2006, she worked at Sullivan and Cromwell, where she practiced in M&A, executive compensation and benefits, and capital markets and tax. Ms. Charon is a frequent guest speaker at the Columbia University School of Law and the Practicing Law Institute and is a member of the New York State Bar Association. She attended Cornell University and earned her J.D. from the University of Pennsylvania, cum laude, where she was a member of the University of Pennsylvania Law Review.

Number and Terms of Office of Officers and Directors
Our board of directors consists of six members and is divided into three classes with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Dr. Dana Beth Ardi and Pooja Midha, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Andrew R. Sriubas and Alan G. Mnuchin, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Joseph R. Ianniello and Marc DeBevoise, will expire at the third annual meeting of stockholders.
Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated certificate of incorporation.
Director Independence
Nasdaq rules require that a majority of our board of directors be independent within one year of our initial public offering. Our board of directors has determined that Andrew R. Sriubas, Alan G. Mnuchin, Dr. Dana Beth Ardi and Pooja Midha are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.
Committees of the Board of Directors
Our board of directors has two standing committees: an audit committee and a compensation committee. Both our audit committee and our compensation committee are composed solely of independent directors.
Audit Committee
We have established an audit committee of the board of directors. Alan G. Mnuchin, Andrew R. Sriubas and Dr. Dana Beth Ardi serve as the members of our audit committee, each of whom is independent under the Nasdaq listing standards and applicable SEC rules. Mr. Mnuchin serves as the chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Mnuchin qualifies as an “audit committee financial expert” as defined in applicable SEC rules.
We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•
assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•
pre-approving
all audit and
non-audit
services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval
policies and procedures; reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•
setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•
meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation
S-K
promulgated by the SEC prior to us entering into such transaction; and

•
reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee
We have established an compensation committee of the board of directors. The members of our compensation committee are Andrew R. Sriubas, Pooja Midha and Dr. Dana Beth Ardi, each of whom is independent under the Nasdaq listing standards and applicable SEC rules. Mr. Sriubas serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;

•
reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
The charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.
Director Nominations
We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Dr. Dana Beth Ardi, Alan G. Mnuchin and Pooja Midha. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.
We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.
Code of Ethics and Committee Charters
We have adopted a Code of Ethics that applies to our directors, officers and employees. We have filed copies of our Code of Ethics and our audit committee and compensation committee charters as exhibits to our registration statement in connection with the Public Offering. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us in writing at 3 Columbus Circle, 24th Floor, New York, NY 10019 or by telephone at (212)
812-7702.
We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form
8-K.
Compensation Committee Interlocks and Insider Participation
None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2021, all Section 16(a) filing requirements applicable to our officers and directors were complied with.
ITEM 11. EXECUTIVE COMPENSATION
None of our executive officers or directors has received any cash compensation for services rendered. We will reimburse an affiliate of our Chief Executive Officer for office space, secretarial and administrative services provided to members of our management team in an amount not to exceed $20,000 per month. Upon completion of our initial business combination or our liquidation, we will cease making these payments. In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or our or their affiliates. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid to the Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.
It is possible that some or all of our officers and directors may negotiate employment or consulting arrangements with the post-transaction company after our initial business combination. Any such arrangements will be disclosed in the proxy solicitation or tender offer materials, as applicable, furnished to our stockholders in connection with a proposed business combination, to the extent they are known at such time.

The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, but we do not believe that such arrangements will be a determining factor in our decision to proceed with any potential business combination.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
We have no compensation plans under which equity securities are authorized for issuance.
The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2022, by:

•	each person known by us to be a beneficial owner of more than 5% of our outstanding common stock of, on an as-converted basis;

•	each of our executive officers and directors; and

•	all of our executive officers and directors as a group.
The following table is based on 38,093,750 shares of common stock outstanding at March 29, 2022, of which 30,475,000 shares were Class A common stock and 7,618,750 shares were Class B common stock. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Number of Shares of Class A Common Stock Beneficially Owned	Percentage of Outstanding Shares of Class A Common Stock	Number of Shares of Class B Common Stock Beneficially Owned	Percentage of Outstanding Shares of Class B Common Stock
Argus Sponsor LLC (2)(3)	—	—	7,618,750	100%
Joseph R. Ianniello (2)(3)	—	—	7,618,750	100%
Marc DeBevoise	—	—	—	—
Saif Rahman	—	—	—	—
Andrew R. Sriubas	—	—	—	—
Alan G. Mnuchin	—	—	—	—
Dr. Dana Beth Ardi	—	—	—	—
Pooja Midha	—	—	—	—
All Directors and Executive Officers of the Company as a Group (Six Individuals)	—	—	7,618,750	100%
Kenneth Griffin (4)	1,820,397	6.0%	—	—
Sculptor Capital LP (5)	1,533,267	5.0%	—	—

(1)	Unless otherwise noted, the business address of each of our stockholders listed is 3 Columbus Circle, 24th Floor, New York, NY 10019.
(2)
Interests shown consist solely of founder shares, classified as Class B common stock. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one
basis, subject to adjustment, as described elsewhere herein.

(3)
Argus Sponsor LLC is the record holder of the shares reported herein. Mr. Ianniello is the managing member of Argus Sponsor LLC and has voting and investment discretion with respect to the common stock held of record by Argus Sponsor LLC. Mr. Ianniello disclaims any beneficial ownership of the securities held by Argus Sponsor LLC other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(4)
According to Amendment No. 1 to Schedule 13G filed with the SEC on February 14, 2022, Mr. Kenneth Griffin may be deemed the beneficial owner of 1,820,397 shares of Class A common stock with shared voting power and shared dispositive power with respect to such shares and each of Citadel Advisors LLC, Citadel Advisors Holdings LP and Citadel GP LLC may be deemed the beneficial owner of 1,813,043 shares of Class A common stock with shared voting power and shared dispositive power with respect to such shares. The address of the principal business office of each of these stockholders is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

(5)
According to a Schedule 13G filed with the SEC on March 4, 2021, each of Sculptor Capital LP, Sculptor Capital II LP, Sculptor Capital Holding Corp., Sculptor Capital Holding II LLC and Sculptor Capital Management, Inc. may be deemed the beneficial owner of 1,533,267 shares of Class A common stock with shared voting power and shared dispositive power with respect to such shares. The address of the principal business office of each of these stockholders is 9 West 57 Street, 39 Floor, New York, NY 10019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Founder Shares
Prior to the consummation of the Public Offering, on April 29, 2021, our sponsor received 11,500,000 founder shares in exchange for a capital contribution of $25,000, or $0.002 per share. On July 21, 2021 and August 26, 2021, our sponsor returned to us for cancellation, at no cost, 2,875,000 and 1,437,500 founder shares, respectively, and on September 21, 2021, we effected a stock dividend of 0.06 shares for each founder share then outstanding, resulting in an aggregate of 7,618,750 founder shares outstanding and held by our sponsor (up to 993,750 of which are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part). In connection with the underwriters’ exercise of their over-allotment option in full prior to the closing of the Public Offering, on September 24, 2021, none of the 7,618,750 founder shares were forfeited.
The founder shares are identical to the shares of Class A common stock included in the units sold in the Public Offering except that our sponsor agreed not to transfer, assign or sell any of its founder shares until the earlier of (A) two years after the completion of the Company’s initial Business Combination, or earlier if, subsequent to the Company’s initial Business Combination, the closing price of the Company’s common stock equals or exceeds $14.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 300 days after the Company’s initial Business Combination, and (B) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction after the initial Business Combination that results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property.
Private Placement Warrants
Our sponsor purchased an aggregate of 9,626,667 private placement warrants at a price of $1.50 per private placement warrant ($14,440,000 in the aggregate) in a private placement that occurred simultaneously with the closing of the Public Offering.
A portion of the purchase price of the private placement warrants was added to the proceeds from the Public Offering to be held in the Trust Account such that at closing of the Public Offering, $310,845,000 was placed in the Trust Account.
The private placement warrants (including the shares of common stock issuable upon exercise of the private placement warrants) are not transferable, assignable or salable until 30 days after the completion of the initial Business Combination and they are non-redeemable
for cash so long as they are held by the initial purchasers of the private placement warrants or their permitted transferees. If the private placement warrants are held by someone other than the initial purchasers of the private placement warrants or their permitted transferees, the private placement warrants will be redeemable for cash by the Company and exercisable by such holders on the same basis as the warrants included in the units sold in the Public Offering. Otherwise, the private placement warrants have terms and provisions that are identical to those of the warrants sold as part of the units in the Public Offering.

If the Company does not complete a Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the warrants issued to the Sponsor will expire worthless.
Registration Rights
The initial stockholder and holders of the private placement warrants will be entitled to registration rights pursuant to a registration rights agreement signed on September 21, 2021. The initial stockholders and holders of the private placement warrants will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock Up Period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Related Party Loans
The Sponsor agreed to loan the Company up to an aggregate of $300,000 by the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. The Note was payable without interest on the earlier of December 31, 2021 or the completion of the Public Offering. As of December 31, 2021, there was no amount outstanding under the Note.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. The terms of such loans have not been determined and no written agreements exist with respect to such loans. To date, the Company had no working capital loans outstanding.
Administrative Services Agreement
The Company entered into an administrative services agreement in which the Company will pay an affiliate of its Chief Executive Officer for office space, utilities and secretarial and administrative services provided to members of the Company’s management team in an amount not to exceed $20,000 per month. The administrative services fee commenced on September 24, 2021. For the period from April 22, 2021 (inception) through December 31, 2021, the Company incurred $60,000 in administrative services expenses under the arrangement. As of December 31, 2021, $60,000 is included in accounts payable and accrued expenses in the accompanying balance sheet.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Fees for professional services provided by our independent registered public accounting firm since inception include:

For the Year Ended December 31, 2021
Audit Fees (1)	$54,539
Audit-Related Fees (2)	$—
Tax Fees (3)	$—
All Other Fees (4)	$43,025
Total Fees	$93,564

(1)
Audit Fees. Audit fees consist of fees billed for professional services rendered in connection with our initial public offering and for the audit of our year-end
financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)
Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end
financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services.
Policy on Board
Pre-Approval
of Audit and Permissible
Non-Audit
Services of the Independent Auditors
Our audit committee was formed upon the consummation of our initial public officering. As a result, the audit committee did not pre-approve
all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve
all auditing services and permitted
non-audit
services to be performed for us by WithumSmith+Brown, PC, including the fees and terms thereof (subject to the de minimis exceptions for non-audit
services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements
Reference is made to the Index to Financial Statements of the Company under Item 8 of Part II above.

(2)	Financial Statement Schedule
All financial statement schedules are omitted because they are not applicable or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto in Item 8 of Part II above.

(3)	Exhibits
We hereby file as part of this report the exhibits listed in the attached Exhibit Index.
EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40827) filed with the SEC on September 27, 2021).

3.2	Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Draft Registration Statement on Form S-1 (File No. 333-258090) submitted to the SEC on June 7, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-258090) filed with the SEC on July 22, 2021).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-258090), filed with the SEC on July 22, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-258090), filed with the SEC on July 22, 2021).

4.4	Warrant Agreement between Argus Capital Corp. and Continental Stock Transfer & Trust Company, dated as of September 21, 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40827) filed with the SEC on September 27, 2021).

4.5	Description of Securities

10.1	Letter Agreement by and among Argus Capital Corp., its executive officers, its directors and Argus Sponsor LLC, dated as of September 21, 2021 (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40827) filed with the SEC on September 27, 2021).

10.2	Investment Management Trust Agreement between Argus Capital Corp. and Continental Stock Transfer & Trust Company, dated as of September 21, 2021 (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40827) filed with the SEC on September 27, 2021).

10.3	Registration Rights Agreement between Argus Capital Corp. and Argus Sponsor LLC, dated as of September 21, 2021 (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40827), filed with the SEC on September 27, 2021).

10.4	Private Placement Warrants Purchase Agreement between Argus Capital Corp. and Falcon Equity Investors LLC, dated as of September 21, 2021 (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40827) filed with the SEC on September 27, 2021).

10.5	Administrative Services Agreement by and among Falcon Capital Corp., Falcon Sponsor LLC and INLO Ventures LLC, dated as of September 21, 2021 (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40827) filed with the SEC on September 27, 2021).

10.6	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Form S-1 Registration Statement (File No. 333-258090) filed with the SEC on July 22, 2021).

10.7	Promissory Note, dated as of April 22, 2021by Argus Capital Corp. in favor of Argus Sponsor LLC in the amount of $300,000 (incorporated by reference to Exhibit 10.6 to the Company’s Draft Registration Statement on Form S-1 (File No. 333-258090) submitted to the SEC on June 7, 2021).

10.8	Securities Subscription Agreement by and among Argus Capital Corp. and Argus Sponsor LLC, dated April 22, 2021 (incorporated by reference to Exhibit 10.7 to the Company’s Draft Registration Statement on Form S-1 (File No. 333-258090) submitted to the SEC on June 7, 2021).

24.1	Power of Attorney (included on signature pages herein).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2022	Argus Capital Corp.

	By:	/s/ Joseph R. Ianniello
	Name:	Joseph R. Ianniello
	Title:	Chief Executive Officer (Principal Executive Officer)
POWER OF ATTORNEY
The undersigned directors and officers of Argus Capital Corp. hereby constitute and appoint each of Joseph R. Ianniello and Saif Rahman with the power to act without the others and with full power of substitution and resubstitution, their true and lawful attorney-in-fact
and agent with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits and other documents relating thereto and hereby ratify and confirm all that such attorney-in-fact,
or such
attorney-in-fact’s
substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Name	Position	Date
/s/ Joseph R. Ianniello	Chairman and Chief Executive Officer	March 31, 2022
Joseph R. Ianniello	(Principal Executive Officer)

/s/ Saif Rahman	Chief Financial Officer	March 31, 2022
Saif Rahman	(Principal Financial and Accounting Officer)

/s/ Marc DeBevoise	President and Director	March 31, 2022
Marc DeBevoise

/s/ Andrew R. Sriubas	Director	March 31, 2022
Andrew R. Sriubas

/s/ Alan G. Mnuchin	Director	March 31, 2022
Alan G. Mnuchin

/s/ Dr. Dana Beth Ardi	Director	March 31, 2022
Dr. Dana Beth Ardi

/s/ Pooja Midha	Director	March 31, 2022
Pooja Midha