Form 10-K/A
period 2021-12-31
Argus Capital Corp.
filed 2022-04-01
CIK 1865377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) is being filed solely to correct the date of the Report of Independent Registered Public Accounting Firm. No other changes have been made to the Annual Report on Form 10-K as originally filed on April 1, 2022. All references to the annual report in this document shall be to such report as amended by this Amendment.
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
31,
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

(3)	Exhibits
We hereby file as part of this report the exhibits listed in the attached Exhibit Index.
EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40827) filed with the SEC on September 27, 2021).

3.2	Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Draft Registration Statement on Form S-1 (File No. 333-258090) submitted to the SEC on June 7, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-258090) filed with the SEC on July 22, 2021).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-258090), filed with the SEC on July 22, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-258090), filed with the SEC on July 22, 2021).

4.4	Warrant Agreement between Argus Capital Corp. and Continental Stock Transfer & Trust Company, dated as of September 21, 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40827) filed with the SEC on September 27, 2021).

4.5	Description of Securities

10.1	Letter Agreement by and among Argus Capital Corp., its executive officers, its directors and Argus Sponsor LLC, dated as of September 21, 2021 (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40827) filed with the SEC on September 27, 2021).

10.2	Investment Management Trust Agreement between Argus Capital Corp. and Continental Stock Transfer & Trust Company, dated as of September 21, 2021 (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40827) filed with the SEC on September 27, 2021).

10.3	Registration Rights Agreement between Argus Capital Corp. and Argus Sponsor LLC, dated as of September 21, 2021 (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40827), filed with the SEC on September 27, 2021).

10.4	Private Placement Warrants Purchase Agreement between Argus Capital Corp. and Falcon Equity Investors LLC, dated as of September 21, 2021 (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40827) filed with the SEC on September 27, 2021).

10.5	Administrative Services Agreement by and among Falcon Capital Corp., Falcon Sponsor LLC and INLO Ventures LLC, dated as of September 21, 2021 (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40827) filed with the SEC on September 27, 2021).

10.6	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Form S-1 Registration Statement (File No. 333-258090) filed with the SEC on July 22, 2021).

10.7	Promissory Note, dated as of April 22, 2021by Argus Capital Corp. in favor of Argus Sponsor LLC in the amount of $300,000 (incorporated by reference to Exhibit 10.6 to the Company’s Draft Registration Statement on Form S-1 (File No. 333-258090) submitted to the SEC on June 7, 2021).

10.8	Securities Subscription Agreement by and among Argus Capital Corp. and Argus Sponsor LLC, dated April 22, 2021 (incorporated by reference to Exhibit 10.7 to the Company’s Draft Registration Statement on Form S-1 (File No. 333-258090) submitted to the SEC on June 7, 2021).

24.1	Power of Attorney (included on signature pages herein).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 1, 2022	Argus Capital Corp.

	By:	/s/ Joseph R. Ianniello
	Name:	Joseph R. Ianniello
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Name	Position	Date
/s/ Joseph R. Ianniello	Chairman and Chief Executive Officer	April 1, 2022
Joseph R. Ianniello	(Principal Executive Officer)

*	Chief Financial Officer	April 1, 2022
Saif Rahman	(Principal Financial and Accounting Officer)

*	President and Director	April 1, 2022
Marc DeBevoise

*	Director	April 1, 2022
Andrew R. Sriubas

*	Director	April 1, 2022
Alan G. Mnuchin

*	Director	April 1, 2022
Dr. Dana Beth Ardi

*	Director	April 1, 2022
Pooja Midha

*By:	/s/ Joseph R. Ianniello
Joseph R. Ianniello, Attorney-in-Fact