Form 10-Q
period 2022-03-31
Argus Capital Corp.
filed 2022-05-13
CIK 1865377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
As of May
13,
2022, there were 30,475,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 7,618,750 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

Argus Capital Corp.
Quarterly Report on Form
10-Q
For the Quarter Ended March 31, 2022

i

PART I. FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.
ARGUS CAPITAL CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS:
Current assets:
Cash	$696,180	$1,230,768
Prepaid expenses	778,275	907,988

Total current assets	1,474,455	2,138,756
Cash and investments held in Trust Account	310,954,468	310,877,919

Total Assets	$312,428,923	$313,016,675

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT:
Current liabilities:
Accounts payable and accrued expenses	$976,685	$1,059,424
Accrued franchise tax	50,000	97,310

Total current liabilities	1,026,685	1,156,734
Warrant liabilities	11,686,158	13,426,650
Deferred underwriting compensation	10,666,250	10,666,250

Total Liabilities	23,379,093	25,249,634

Commitments and Contingencies
Class A common stock subject to possible redemption; 30,475,000 shares at $10.20 per share	310,845,000	310,845,000
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,618,750 shares issued and outstanding	762	762
Additional paid-in capital	—	—
Accumulated deficit	(21,795,932)	(23,078,721)

Total Stockholders’ Deficit	(21,795,170)	(23,077,959)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$312,428,923	$313,016,675

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARGUS CAPITAL CORP.
CONDENSED STATEMENT OF OPERATIONS
For the three months ended March 31, 2022
(Unaudited)

Operating Expenses:
General and administrative expenses	$484,252
Franchise tax expense	50,000

Loss from operations	(534,252)
Other income:
Interest earned on investments held in Trust Account	76,549
Change in fair value of warrant liabilities	1,740,492

Income before provision for income taxes	1,282,789
Provisions for Income Taxes	—

Net Income	$1,282,789

Weighted average number of shares of Class A common stock outstanding	30,475,000

Net income per share of common stock, Class A-basic and diluted	$0.03

Weighted average number of shares of Class B common stock outstanding	7,618,750

Net income per share of common stock, Class B-basic and diluted	$0.03

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARGUS CAPITAL CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the three months ended March 31, 2022
(Unaudited)

	Common Stock				Additional Paid- in Capital		Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	7,618,750	$762	$		$(23,078,721)	$(23,077,959)
Net income	—	—	—	—		—	1,282,789	1,282,789

Balance at March 31, 2022 (unaudited)	—	$—	7,618,750	$762		$—	$(21,795,932)	$(21,795,170)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARGUS CAPITAL CORP.
CONDENSED STATEMENT OF CASH FLOWS
For the three months ended March 31, 2022
(Unaudited)

Cash flows from operating activities:
Net income	$1,282,789
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(76,549)
Change in fair value of warrant liabilities	(1,740,492)
Changes in operating assets and liabilities:
Prepaid expenses	129,713
Accounts payable and accrued expenses	(82,739)
Accrued franchise tax	(47,310)

Net cash used in operating activities	(534,588)

Net change in cash	(534,588)

Cash at beginning of period	1,230,768

Cash at end of period	$696,180

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARGUS CAPITAL CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

1.	Organization and Business Operations
Incorporation

Argus

Capital Corp. (the “Company”), a blank check company, was incorporated in Delaware on
April 22, 2021
.
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from April 22, 2021 (inception) through March 31, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income earned on the Trust Account (as defined below).
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
Financing
The registration statement for the Company’s Public Offering (as described in Note 4) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on September 21, 2021. On September 21, 2021, the Sponsor agreed to purchase simultaneously with the closing of the Public Offering 9,626,667 warrants in a private placement at a price of $1.50 per warrant, generating gross proceeds of $14,440,000 (Note 4).
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
Liquidity, Capital Resources and Going Concern
On September 24, 2021 the Company consummated a $304,750,000 Public Offering consisting of 30,475,000 units at a price of $10.00 per unit (“Unit”). Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value (the “Class A Common Stock”) and one-half
of one redeemable warrant (each, a “Public Warrant”). Simultaneously, with the closing of the Public Offering, the Company consummated an approximately $14,440,000 private placement (“Private Placement”) of an aggregate of 9,626,667 warrants (“Private Placement Warrants”) at a price of $1.50 per warrant. Upon closing of the Public Offering and Private Placement on September 24, 2021, $310,845,000 in proceeds (including $10,666,250 of deferred underwriting commissions) from the Public Offering and Private Placement was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. The remaining $8,345,000 held outside of the Trust Account was used to pay underwriting commissions of $6,095,000 and deferred offering and formation costs.
As of March 31, 2022 the Company had an unrestricted cash balance of $696,180 as well as cash and investments held in the Trust Account of $310,954,468. The Company’s working capital needs will be satisfied through the funds, held outside of the Trust Account, from the Public Offering. Interest on funds held in the Trust Account may be used to pay taxes. Further, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. The terms of such loans have not been determined and no written agreements exist with respect to such loans.
If the Company is unable to complete a business combination by March 24, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements - Going Concern,” management has determined that the mandatory liquidation on March 24, 2023 and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 24, 2023. Management plans to consummate a Business Combination prior to March 24, 2023.

2.	Significant Accounting Policies
Basis of Presentation
These unaudited financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for the periods ended March 31, 2022. Operating results for the periods ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future periods and should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form
10-K
for the period ended December 31, 2022.
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
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 15,237,500 Class A common stock in the aggregate. As of March 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the periods presented.

	For the Three Months Ended March 31, 2022
	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income , as adjusted	$1,034,867	$258,717
Denominator:
Basic and diluted weighted average shares outstanding	30,475,000	7,618,750
Basic and diluted net income per share of common stock	$0.03	$0.03
Class
 A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period.
At March 31, 2022 and December 31, 2021, the Class A common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$304,750,000
Less:
Proceeds allocated to Public Warrants	(20,265,875)
Class A common stock issuance costs	(16,276,200)
Plus:
Accretion of carrying value to redemption value	42,637,075

Class A common stock subject to possible redemption	$310,845,000

Offering Costs
Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued the amount of $16,276,200 were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the Initial Public Offering. Offering costs amounting to $1,277,720 were charged to the statements of operations upon the completion of the Initial Public Offering (see Note 1).
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
There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2022 and December 31, 2021.

The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature, except for the Warrant Liabilities (see Note 10).
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
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
2020-06,
Debt - Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic
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
Administrative Services Agreement
The Company entered into an administrative services agreement in which the Company will pay an affiliate of its Chief Executive Officer for office space and secretarial and administrative services provided to members of the Company’s management team in an amount not to exceed
$20,000 per month. The administrative services fee commenced on September 24, 2021. For the three months ended March 31, 2022, the Company incurred $60,000 in administrative services expenses under the arrangement. As of March 31, 2022 and December 31, 2021
,
$120,000
and $60,000, respectively, are
included in accounts payable and accrued expenses in the accompanying balance sheet
s
.
Working Capital Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. There have been no borrowings under this arrangement to date. As of March 31, 2022 and December 31, 2021
,

there were no working capital loans outstanding.

5.	Commitments and Contingencies
Risks and Uncertainties
Management is continuing to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impacts are not readily determinable as of the dates of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
As of March 31, 2022, investment securities in the Company’s Trust Account consisted of $310,893,494 in United States Treasury Bills and $60,974 held as cash.
As of December 31, 2021, investment securities in the Company’s Trust Account consisted of $310,877,120 in United States Treasury Bills and $799 held as cash.
The Company classifies its Treasury Instruments and equivalent securities as held-to-maturity
in accordance with FASB ASC 320 “Investments - Debt and Equity

Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts. The following table presents fair value information as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the table presents the carrying value (held to maturity), excluding accrued interest income and gross unrealized holding loss.
Since all of the Company’s permitted investments consist of U.S. government treasury bills and cash, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets as follows:

	Carrying Value	Gross Unrealized Holding (Loss)	Quoted Prices in Active Markets (Level 1)
U.S. Government Treasury Securities as of March 31, 2022 (1)	$310,893,494	$(10,888)	$310,882,606
U.S. Government Treasury Securities as of December 31, 2021 (1)	$310,877,120	$(9,429)	$310,867,691

(1)	Maturity date September 22, 2022.
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from January 1, 2022 to March 31, 2022.
Level 1 instruments consist of investments in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

7.	Stockholders’ Deficit
Class
 A Common Stock -
The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021
,
there were no shares of Class A common stock issued and outstanding, except for 30,475,000 shares subject to possible redemption.
Class
 B Common Stock
-
The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021
,
there were 7,618,750 shares of Class B common stock issued and outstanding.
Preferred stock
-
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021
,
no shares of preferred stock were issued and outstanding.

8.	Warrant Liabilities
As of March 31, 2022
 and December 31, 2021
,
the Company has 24,864,167 warrants issued in connection with the Public Offering, consisting of 15,237,500 Public Warrants and 9,626,667 Private Placement Warrants, which are accounted for in accordance with the guidance contained in ASC
815-40.
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
- Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

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

9.	Income Tax
The income tax provision (benefit) consists of the following:

March 31,
2022
Current
Federal	$—
State	—
Deferred	—
Federal	93,851
State	—
Valuation allowance	(93,851)

Income tax provision	$—

The Company’s net deferred tax assets are as follows:

	December 31,	March 31,
	2021	2022
Total Deferred tax asset
Net Operating loss	$98,152	$192,003
Accrued expense	—	—
Less: Valuation allowance	(98,152)	(192,003)

Net deferred tax assets	$—	$—

Deferred tax liabilities
Unrealized (gain) or loss	—	—

Net Deferred tax assets (liabilities)	$—	$—

As of March 31, 2022, and December 31, 2021

the Company had $
914,297
and $467,389, respectively in U.S.
 federal net operating loss carryovers available to offset future taxable income. The federal net operating losses can be carried forward indefinitely, subject to a limitation in utilization against
80
% of annual taxable income. Due to changes in the ownership of common stock, the Company’s ability to use net operating losses may be limited under Internal Revenue Code Section
382
. As a result, the net operating losses may not have any value to the Company.
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the three months ended March 31, 2022, the change in the valuation allowance was

$192,003.
A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate at March 31, 2022 is as follows:

March 31,
2022
Statutory federal income tax rate	21.0%
Fair value change in warrant liability	(28.3)
Change in valuation allowance	7.3

Total tax provision	—%

The Company’s effective tax rates for the period presented differ from the expected (statutory) rates due to the recording of full valuation allowances on deferred tax assets. The Company will file income tax returns in the U.S. federal jurisdiction and will be subject to examination by the various taxing authorities.

There were no unrecognized tax benefits as of March 31,
2022 and December 31, 2021.
 No
amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company will be subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

10.	Fair Value Measurements
As of March 31, 2022, investment securities in the Company’s Trust Account consisted of $310,893,494 in United States Treasury Bills and $60,974 held as cash.
As of December 31, 2021, investment securities in the Company’s Trust Account consisted of $310,877,120 in United States Treasury Bills and $799 held as cash.
See Note 6 for fair value information for the Trust Account.
The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, by level within the fair value hierarchy:

	Level	December 31, 2021	March 31, 2022
Warrant liabilities—Public	1	$8,228,250	$7,161,625
Warrant liabilities—Private	3	$5,198,400	$4,524,533

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from January 1, 2022 to March 31, 2022.
The fair value of the Public Warrants and Private Warrants were initially measured at fair value using a Monte Carlo simulation model and Modified Black-Scholes option pricing model, respectively. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrants’ listed price in an active market was used as the fair value for determining the fair value of the Public Warrants. For the three months ended March 31, 2022, the Company recognized a non-operating gain
resulting from a decrease in the fair value of liabilities of $1,740,492 presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations. The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in both the Modified Black-Scholes Option pricing model and the Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer companies’ common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S.
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
dates:

	As of December 31, 2021	As of March 31, 2022
Exercise price	$11.50	$11.50
Stock price	$9.90	$9.98
Volatility for private warrants	8.4%	5%
Term	6.06	5.82
Risk-free rate	1.36%	0%
Dividend yield	0%	0%
The change in the fair value of the Level 3 warrant liabilities for the three months ended March 31, 2022 is summarized as follows:

Level 3 Derivative warrant liabilities at December 31, 2021	$5,198,400
Change in fair value of derivative warrant liabilities	(673,867)

Level 3 Derivative warrant liabilities at March 31, 2022	$4,524,533

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2022.

11.	Subsequent Events
Management has evaluated subsequent events to determine if events or transactions occurring through May 13, 2022, the date unaudited condensed financial statements were available for issuance, require potential adjustment to or disclosure in the unaudited condensed financial statements and has concluded that there are no recognized or non-recognized subsequent events or transactions that require recognition or disclosure in the unaudited condensed financial statements.

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
Liquidity and Capital Resources
On September 24, 2021, the Company consummated its $304,750,000 Public Offering consisting of 30,475,000 units at a price of $10.00 per unit (“Unit”). Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value (the “Class A Common Stock”) and one-half of one redeemable warrant (each, a “Public Warrant”). Simultaneously, with the closing of the Public Offering, the Company consummated a $14,440,000 private placement (“Private Placement”) of an aggregate of 9,626,667 warrants (“Private Placement Warrants”) at a price of $1.50 per warrant. Upon closing of the Public Offering and Private Placement on September 24, 2021, $310,845,000 in proceeds (including $10,666,250 of deferred underwriting commissions) from the Public Offering and Private Placement was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”). The Company also used funds held outside of the Trust Account to pay underwriting commissions of $6,095,000 and deferred offering and formation costs.
For the three months ended March 31, 2022, cash used in operating activities was $534,588. Net income of $1,282,789 was attributable to the change in fair value of warrant liabilities of $1,740,492, interest earned on marketable securities held in the Trust Account of $76,549 and changes in operating assets and liabilities which used $336 in cash from operating activities.
As of March 31, 2022, the Company had cash and marketable securities held in the Trust Account of $310,954,468. The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete a Business Combination. The Company may withdraw interest to pay franchise and income taxes. Through March 31, 2022, no cash was withdrawn from the Trust Account to pay franchise and income taxes. To the extent that the Company’s capital stock or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue its growth strategies.
As of March 31, 2022, the Company had an unrestricted cash balance of $696,180 as well as cash held outside the Trust Account. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
Further, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company will repay such additional loaned amounts, without interest, upon consummation of the Business Combination. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such additional loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such additional loans (if any) are convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. Except for the foregoing, the terms of such additional loans (if any) have not been determined and no written agreements exist with respect to such loans.
The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if it does need to raise additional capital and is unable to, then we may be required to take additional measures to conserve liquidity, which could include, but is not limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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
For the three months ended March 31, 2022, we had a net income of $1,282,789, and a loss from operations of $534,252, comprised of general and administrative expenses, and non-operating
income of $1,817,041, comprised of a change in fair value of warrant liabilities of $1,740,492 and interest earned in the Trust Account of $76,549. Through March 31, 2022 our efforts have been limited to organizational activities, activities relating to the Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenue, other than interest income earned on the proceeds held in the Trust Account. As of March 31, 2022, $310,954,468 was held in the Trust Account (including $10,666,250 of deferred underwriting discounts and commissions and approximately $8.9 million from the Private Placement) and we had cash outside of the Trust Account of $1,696,180 and $1,015,891 in accounts payable and accrued expenses.
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

Critical Accounting Policies
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited financial statements and accompanying notes. Actual results could differ from those estimates. The Company has identified the following as its critical accounting policies:
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
Investments Held in Trust Account
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited balance sheets.
Net Income (Loss) Per Share
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
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
2020-06,
Debt - Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic
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

Off-Balance
Sheet Arrangement
We did not have any
off-balance
sheet arrangements as of March 31, 2022 as defined in Item 303(a)(4)(ii) of Regulation
S-K.

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
Evaluation of Disclosure Controls and Procedures
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the events that led to the Company’s restatements of its audited balance sheet as of September 24, 2021 (the “IPO Balance Sheet”) and its unaudited interim financial statements for the quarter ended September 30, 2021 to properly account for the Class A common stock subject to possible redemption, a material weakness exists in our internal control over financial reporting and our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective as of March 31, 2022. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Changes in Internal Control over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than as noted below. We have implemented remediation steps to address the material weakness noted above. Specifically, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. We have also provided enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART
II-OTHER
INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form
10-K/A
filed with the SEC on April 1, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

ARGUS CAPITAL CORP.

Date: May 13, 2022	By:	/s/ Joseph R. Ianniello
Name: Joseph R. Ianniello
Title: Chief Executive Officer
(Principal Executive Officer)