Form 10-Q
period 2022-06-30
Argus Capital Corp.
filed 2022-08-12
CIK 1865377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August
12
, 2022, there were 30,475,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 7,618,750 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

Argus Capital Corp.
Quarterly Report on Form
10-Q
For the Quarter Ended June 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1

	Condensed Statements of Operations for the three and six months ended June 30, 2022 and the period from April 22, 2021 (inception) through June 30, 2021 (Unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2022 and the period from April 22, 2021 (inception) through June 30, 2021 (Unaudited)	3

	Condensed Statements of Cash Flows for the six months ended June 30, 2022 and the period from April 22, 2021 (inception) through June 30, 2021 (Unaudited)	4

	Notes to Condensed Unaudited Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	22

Item 4.	Controls and Procedures.	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	23

Item 3.	Defaults Upon Senior Securities.	23

Item 4.	Mine Safety Disclosures.	23

Item 5.	Other Information.	23

Item 6.	Exhibits.	23

PART III

	SIGNATURE	25

i

PART I. FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.
ARGUS CAPITAL CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS:
Current assets:
Cash	$254,030	$1,230,768
Prepaid expenses	648,563	907,988

Total current assets	902,593	2,138,756
Cash and investments held in Trust Account	311,684,500	310,877,919

Total Assets	$312,587,093	$313,016,675

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT:
Current liabilities:
Accounts payable and accrued expenses	$957,941	$1,059,424
Accrued franchise tax	100,000	97,310
Income taxes payable	134,860	—

Total current liabilities	1,192,801	1,156,734
Warrant liabilities	4,820,458	13,426,650
Deferred underwriting compensation	—	10,666,250

Total Liabilities	6,013,259	25,249,634

Commitments and Contingencies
Class A common stock subject to possible redemption; 30,475,000 shares at $10.21 per share	311,152,330	310,845,000
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no nonredeemable shares issued and outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,618,750 shares issued and outstanding	762	762
Additional paid-in capital	—	—
Accumulated deficit	(4,579,258)	(23,078,721)

Total Stockholders’ Deficit	(4,578,496)	(23,077,959)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$312,587,093	$313,016,675

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARGUS CAPITAL CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	Period from April 22, 2021 (inception) through June 30, 2021
Operating Expenses:
General and administrative expense s	$553,118	$1,037,370	$665
Franchise tax expense	50,000	100,000	—

Loss from operations	(603,118)	(1,137,370)	(665)
Other Income:
Interest earned on investments held in Trust Account	730,032	806,581	—
Gain on settlement of deferred underwriting commissions	10,666,250	10,666,250	—
Change in fair value of warrant liabilities	6,865,700	8,606,192	—

Income (loss) before provision for income taxes	17,658,864	18,941,653	(665)
Provisions for Income Taxes	(134,860)	(134,860)	—

Net Income (Loss)	$17,524,004	$18,806,793	$(665)

Weighted average number of shares of Class A common stock outstanding	30,475,000	30,475,000	—

Net income per share of common stock, Class A-basic and diluted	$0.46	$0.49	$—

Weighted average number of shares of Class B common stock outstanding	7,618,750	7,618,750	7,618,750

Net income (loss) per share of common stock, Class B-basic and diluted	$0.46	$0.49	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARGUS CAPITAL CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the three and six months ended June 30, 2022
(Unaudited)

	Common Stock				Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	7,618,750	$762	$—	$(23,078,721)	$(23,077,959)
Net income	—	—	—	—	—	1,282,789	1,282,789

Balance at March 31, 2022 (unaudited)	—	—	7,618,750	762	—	(21,795,932)	(21,795,170)
Re-measurement for Class A common stock to redemption value	—	—	—	—	—	(307,330)	(307,330)
Net income	—	—	—	—	—	17,524,004	17,524,004

Balance at June 30, 2022 (unaudited)	—	$—	7,618,750	$762	$—	$(4,579,258)	$(4,578,496)

For the period from April 22, 2021 (inception) through June 30, 2021

	Common Stock				Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount
April 22, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of common stock to initial stockholder at $0.0022 per share (1)			7,618,750	762	24,238		25,000
Net loss	—	—	—	—	—	(665)	(665)

Balance at June 30, 2021 (unaudited)	—	$—	7,618,750	$762	$24,238	$(665)	$24,335

(1)
Shares and the associated amounts have been adjusted to reflect the surrender of 2,875,000 and 1,437,000 shares of Class B common stock to the Company for no consideration on July 21, 2021 and August 26, 2021 and a 1:1.06 stock split of each outstanding share of Class B common stock on September 21, 2021 (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARGUS CAPITAL CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2022	Period from April 22, 2021 (inception) through June 30, 2021
Cash flows from operating activities:
Net income (loss)	$18,806,793	$(665)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Accoun t	(806,581)	—
Gain on settlement of deferred underwriting commissions	(10,666,250)	—
Change in fair value of warrant liabilities	(8,606,192)	—
Changes in operating assets and liabilities:
Prepaid expenses	259,425	—
Accounts payable and accrued expenses	(101,483)	665
Accrued franchise tax	2,690	—
Income taxes payable	134,860	—

Net cash used in operating activities	(976,738)	—

Net change in cash	(976,738)	—

Cash at beginning of period	1,230,768	—

Cash at end of period	$254,030	$—

Supplemental disclosure of non-cash investing and financing activities:
Offering costs paid by Sponsor in exchange for Class B common stock	$—	$25,000
Deferred offering costs included in accounts payable and accrued expenses	$—	$167,793
Deferred offering costs paid through Promissory Note - Related Party	$—	$101,447
The accompanying notes are an integral part of these unaudited condensed financial statements.

ARGUS CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Business Operations
Incorporation
Argus Capital Corp. (the “Company”), a blank check company, was incorporated in Delaware on April 22, 2021
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from April 22, 2021 (inception) through June 30, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income earned on the Trust Account (as defined below).
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
As of June 30, 2022 the Company had an unrestricted cash balance of $254,030 as well as cash and investments held in the Trust Account of $311,684,500. The Company’s working capital needs will be satisfied through the funds, held outside of the Trust Account, from the Public Offering. Interest on funds held in the Trust Account may be used to pay taxes. Further, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. The terms of such loans have not been determined and no written agreements exist with respect to such loans.
If the Company is unable to complete a business combination by March 24, 2023, then the Company will cease all operations except for the purpose of liquidating. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic

205-40,
“Presentation of Financial Statements – Going Concern,” management has determined that the liquidity condition and mandatory liquidation on March 24, 2023 and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 24, 2023. Management plans to consummate a Business Combination prior to
March 24, 2023, however there can be no assurance that one will be completed.

2.	Significant Accounting Policies
Basis of Presentation
These unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future periods and should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form

10-K

for the period ended December 31, 2021
.
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
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 15,237,500 Class A common stock in the aggregate. As of June 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the periods presented.

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022		For the Period from April 22, 2021 to June 30, 2021
	Class A	Class B	Class A	Class B	Class A		Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income, as adjusted	$14,019,202	$3,504,802	$15,045,434	$3,761,359		$—	$(665)
Denominator:
Basic and diluted weighted average shares outstanding	30,475,000	7,618,750	30,475,000	7,618,750		—	7,618,750
Basic and diluted net income per share of common stock	$0.46	$0.46	$0.49	$0.49	$	N/A	$(0.00)
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’

deficit

section of the Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period.
At June 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$304,750,000
Less:
Proceeds allocated to Public Warrants	(20,265,875)
Class A common stock issuance costs	(16,276,200)
Plus:
Accretion of carrying value to redemption value	42,944,405

Class A common stock subject to possible redemption	$311,152,330

Offering Costs
Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued the amount of $16,276,200 were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the Initial Public Offering. Offering costs amounting to $1,277,720 were charged to the unaudited condensed
statements of operations upon the completion of the Initial Public Offering (see Note 1).
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account and the trust account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.
Use of Estimates
The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in the unaudited condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Income Taxes
The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 0.00% and 0.00% for the three months ended June 30, 2022 and the period from April 22, 2021 to June 30, 2021, respectively, and 1% for the six months ended June 30, 2022. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and the period from April 22, 2021 to June 30, 2021, due to changes in fair value in warrant liabilities and the valuation allowance on the deferred tax assets.
There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
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
Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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
The Company paid an upfront underwriting discount of 2.0% per Unit at the closing of the Public Offering, with an additional fee of 3.5% per
Unit (the “Deferred Discount”) payable solely in the event the Company completes a Business Combination. In June 2022, the underwriters waived the Deferred Discount, resulting in a gain from settlement of deferred underwriting commissions of $10,666,250.

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
Related Party Loans
On April 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest
bearing and payable on the earlier of December 31, 2021, or the completion of the Public Offering. On September 24, 2021, $188,915 then outstanding under the Note was repaid in full and the balance was $0 as of June 30, 2022 and December 31, 2021.
Administrative Services Agreement
The Company entered into an administrative services agreement in which the Company will pay an affiliate of its Chief Executive Officer for office space and secretarial and administrative services provided to members of the Company’s management team in an amount not to exceed $20,000 per month. The administrative services fee commenced on September 24, 2021. For the three and six months ended June 30, 2022, the Company incurred $60,000 and $120,000, respectively, in administrative services expenses under the arrangement. As of June 30, 2022 and December 31, 2021, $180,000 and $60,000, respectively, are included in accounts payable and accrued expenses in the accompanying condensed balance sheets.
Working Capital Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. There have been no borrowings under this arrangement to date. As of June 30, 2022 and December 31, 2021, there were no working capital loans outstanding.

5.	Commitments and Contingencies
Risks and Uncertainties
Management is continuing to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impacts are not readily determinable as of the dates of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
As of June 30, 2022, investment securities in the Company’s Trust Account consisted of $311,623,526 in United States Treasury Bills and $60,974 held as cash. As of December 31, 2021, investment securities in the Company’s Trust Account consisted of $310,877,120 in United States Treasury Bills and $799 held as cash.
The Company classifies its Treasury Instruments and equivalent securities as held-to-maturity
in accordance with FASB ASC 320 “Investments - Debt and Equity Securities”.
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts. The following table presents fair value information as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the table presents the carrying value (held to maturity), excluding accrued interest income and gross unrealized holding loss.
Since all of the Company’s permitted investments consist of U.S. government treasury bills and cash, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets as follows:

	Carrying Value	Gross Unrealized Holding (Loss)	Quoted Prices in Active Markets (Level 1)
U.S. Government Treasury Securities as of June 30, 2022 (1)	$311,623,526	$(475,453)	$311,148,073
U.S. Government Treasury Securities as of December 31, 2021 (2)	$310,877,120	$(9,429)	$310,867,691

(1)	Maturity date September 22, 2022.
(2)	Maturity date March 24, 2022.
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from January 1, 2022 to June 30, 2022.
Level 1 instruments consist of investments in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

7.	Stockholders’ Equity (Deficit)
Class
 A Common Stock -
The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued and outstanding, except for 30,475,000 shares subject to possible redemption.
Class
 B Common Stock -
The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 7,618,750 shares of Class B common stock issued and outstanding.
Preferred stock -
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, no shares of preferred stock were issued and outstanding.

8.	Warrant Liabilities
As of June 30, 2022 and December 31, 2021, the Company has 24,864,167 warrants issued in connection with the Public Offering, consisting of 15,237,500 Public Warrants and 9,626,667 Private Placement Warrants, which are accounted for in accordance with the guidance contained in ASC
815-40.
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
As
of June 30, 2022, investment securities in the Company’s Trust Account consisted of $311,623,526 in United States Treasury Bills and $60,974 held as cash. As of December 31, 2021, investment securities in the Company’s Trust Account consisted of $310,877,120 in United States Treasury Bills and $799 held as cash. See Note 6 for fair value information for the Trust Account.
The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, by level within the fair value hierarchy:

	Level	December 31, 2021	June 30, 2022
Warrant liabilities—Public	1	$8,228,250	$2,895,125
Warrant liabilities—Private	3	$5,198,400	$1,925,333
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from January 1, 2022 to June 30, 2022.
The fair value of the Public Warrants and Private Warrants were initially measured at fair value using a Monte Carlo simulation model and Modified Black-Scholes option pricing model, respectively. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrants’ listed price in an active market was used as the fair value for determining the fair value of the Public Warrants. For the three and six months ended June 30, 2022, the Company recognized a non-operating
gain resulting from a decrease in the fair value of

liabilities of $1,740,492 and $8,606,192, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements
of operations. The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in both the Modified Black-Scholes Option pricing model and the Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer companies’ common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of December 31, 2021		As of June 30, 2022
Exercise price	$11.50		$11.50
Stock price	$9.90		$10.00
Volatility for private warrants	8.4%		14.5%
Term	6.06		5.73
Risk-free rate	1.36%		3.02%
Dividend yield	0%		0%
Probability of completing Business Combination	100	% (1)	13	% (2)

(1)	Estimate based on completed SPAC market data published by third party as of December 31, 2021.
(2)	Estimate based on public trading of rights for SPACs and their implied business combination probabilities as of June 30, 2022.
The change in the fair value of the Level 3 warrant liabilities for the six months ended June 30, 2022 is summarized as follows:

Level 3 Derivative warrant liabilities at December 31, 2021	$5,198,400
Change in fair value of derivative warrant liabilities	(3,273,067)

Level 3 Derivative warrant liabilities at June 30, 2022	$1,925,333

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the six months ended June 30, 2022.
1
0
. Subsequent Events
Management has evaluated subsequent events to determine if events or transactions occurring through August
12
, 2022, the date unaudited condensed financial statements were available for issuance, require potential adjustment to or disclosure in the unaudited condensed financial statements and has concluded that there are no recognized or non-recognized
subsequent events or transactions that require recognition or disclosure in the unaudited condensed financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form
10-Q
includes forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth in the Risk Factors section of the Company’s registration statement and prospectus for the Company’s offering filed with the SEC. The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this report.
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
For the six months ended June 30, 2022, cash used in operating activities was $976,738. Net income of $18,806,793 was attributable to the change in fair value of warrant liabilities of $8,606,192, gain on settlement of deferred underwriting commissions of $10,666,250, interest earned on marketable securities held in the Trust Account of $806,581 and changes in operating assets and liabilities which provided $295,492 in cash from operating activities.
As of June 30, 2022, the Company had cash and marketable securities held in the Trust Account of $311,684,500. The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete a Business Combination. The Company may withdraw interest to pay franchise and income taxes. Through June 30, 2022, no cash was withdrawn from the Trust Account to pay franchise and income taxes. To the extent that the Company’s capital stock or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue its growth strategies.
As of June 30, 2022, the Company had an unrestricted cash balance of $254,030 as well as cash held outside the Trust Account. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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
If the Company is unable to complete a business combination by March 24, 2023, then the Company will cease all operations except for the purpose of liquidating. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the liquidity condition and mandatory liquidation on March 24, 2023 and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 24, 2023. Management plans to consummate a Business Combination prior to March 24, 2023, however there can be no assurance that one will be completed.
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
For the three months ended June 30, 2022, we had a net income of $17,524,004, which consists of interest earned on marketable securities held in the Trust Account of $730,032, the change in fair value of warrant liabilities of $6,865,700, and gain on settlement of deferred underwriting commissions of $10,666,250, offset by operating costs of $603,118 and provision for income taxes of $134,680. For the period from April 22, 2021 to June 30, 2021, there were no activity except for formation costs of $665. For the six months ended June 30, 2022, we had a net income of $18,806,793, which consists of interest earned on marketable securities held in the Trust Account of $806,581, the change in fair value of warrant liabilities of $8,606,192, and gain on settlement of deferred underwriting commissions of $10,666,250, offset by operating costs of $1,137,370 and provision for income taxes of $134,680. Through June 30, 2022 our efforts have been limited to organizational activities, activities relating to the Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenue, other than interest income earned on the proceeds held in the Trust Account. As of June 30, 2022, $311,684,500 was held in the Trust Account (including $10,666,250 of deferred underwriting discounts and commissions and approximately $8.9 million from the Private Placement) and we had cash outside of the Trust Account of $254,030 and $1,057,941 in accounts payable and accrued expenses
.
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
The underwriters were entitled to a deferred fee of $0.35 per Unit, or $10,666,250 in the aggregate, payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. In June 2022, the underwriters waived their deferred fee, resulting in a gain from settlement of deferred underwriting commissions of $10,666,250.

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
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
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
Off-Balance
Sheet Arrangement
We did not have any
off-balance
sheet arrangements as of June 30, 2022 as defined in Item 303(a)(4)(ii) of Regulation
S-K.
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the period covered by this report.

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
Remediation of a Material Weakness in Internal Controls over Financial Reporting
We have implemented remediation steps to address the material weakness, identified in our quarterly report for the period ended March 31, 2022, that led to the restatements of our audited balance sheet as of September 24, 2021 (the “IPO Balance Sheet”) and our unaudited interim financial statements for the quarter ended September 30, 2021 to properly account for the Class A common stock subject to possible redemption. Specifically, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. We have also provided enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness, were completed as of June 30, 2022.
PART II. OTHER INFORMATION
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
None.
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

ARGUS CAPITAL CORP.

Date: August 12, 2022	By:	/s/ Joseph R. Ianniello
Name: Joseph R. Ianniello
Title: Chief Executive Officer
(Principal Executive Officer)