Form 10-Q
period 2022-09-30
Argus Capital Corp.
filed 2022-11-10
CIK 1865377

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
November 10
, 2022, there were 30,475,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 7,618,750 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

Argus Capital Corp.

Quarterly Report on Form

10-Q

For the Quarter Ended September 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1

	Condensed Statements of Operations for the three and nine months ended September 30, 2022 and the period from April 22, 2021 (inception) through September 30, 2021 (Unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 and the three months ended September 30, 2021 and the period from April 22, 2021 (inception) through September 30, 2021 (Unaudited)	3

	Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and the period from April 22, 2021 (inception) through September 30, 2021 (Unaudited)	4

	Notes to Condensed Unaudited Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

PART III

	SIGNATURE	26

i

PART I. FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
ARGUS CAPITAL CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS:
Current assets:
Cash	$81,518	$1,230,768
Prepaid expenses	518,850	907,988

Total current assets	600,368	2,138,756
Cash and investments held in Trust Account	312,272,552	310,877,919

Total Assets	$312,872,920	$313,016,675

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT:
Current liabilities:
Accounts payable and accrued expenses	$1,016,289	$1,059,424
Accrued franchise tax	150,000	97,310
Income taxes payable	88,863	—

Total current liabilities	1,255,152	1,156,734
Warrant liabilities	3,825,891	13,426,650
Deferred underwriting compensation	—	10,666,250

Total Liabilities	5,081,043	25,249,634

Commitments and Contingencies
Class A common stock subject to poss i ble redemption; 30,475,000 shares at $10.23 per share	311,933,689	310,845,000
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no nonredeemable shares issued and outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,618,750 shares issued and outstanding	762	762
Additional paid-in capital	—	—
Accumulated deficit	(4,142,574)	(23,078,721)

Total Stockholders’ Deficit	(4,141,812)	(23,077,959)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$312,872,920	$313,016,675

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARGUS CAPITAL CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2022 (Unaudited)	Three Months Ended September 30, 2021 (Unaudited)	Nine Months Ended September 30, 2022 (Unaudited)	Period from April 22, 2021 (inception) through September 30, 2021
Operating Expenses:
General and administrative expenses	$457,883	$50,140	$1,495,253	$50,805
Franchise tax expense	50,000	88,767	150,000	88,767

Loss from operations	(507,883)	(138,907)	(1,645,253)	(139,572)
Other Income (Expense):
Interest earned on investments held in Trust Account	895,362	2,015	1,701,943	2,015
Gain on settlement of deferred underwriting commissions	—		10,666,250	—
Warrant issuance transaction costs	—	(1,277,720)	—	(1,277,720)
Change in fair value of warrant liabilities	994,567	(152,375)	9,600,759	(152,375)

Income (loss) before provision for income taxes	1,382,046	(1,566,987)	20,323,699	(1,567,652)
Provisions for Income Taxes	(164,003)	—	(298,863)	—

Net Income (Loss)	$1,218,043	$(1,566,987)	$20,024,836	$(1,567,652)

Weighted average number of shares of Class A common stock outstanding	30,475,000	1,987,500	30,475,000	1,128,704

Net income (loss) per share of common stock, Class A-basic and diluted	$0.03	$(0.16)	$0.53	$(0.18)

Weighted average number of shares of Class B common stock outstanding	7,618,750	7,618,750	7,618,750	7,618,750

Net income (loss) per share of common stock, Class B-basic and diluted	$0.03	$(0.16)	$0.53	$(0.18)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARGUS CAPITAL CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the three and nine months ended September 30, 2022
(Unaudited)

	Common Stock				Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	7,618,750	$762	$—	$(23,078,721)	$(23,077,959)
Net income	—	—	—	—	—	1,282,789	1,282,789

Balance at March 31, 2022 (unaudited)	—	—	7,618,750	762	—	(21,795,932)	(21,795,170)
Re-measurement for Class A common stock to redemption value	—	—	—	—	—	(307,330)	(307,330)
Net income	—	—	—	—	—	17,524,004	17,524,004

Balance at June 30, 2022 (unaudited)	—	—	7,618,750	762	—	(4,579,258)	(4,578,496)
Re-measurement for Class A common stock to redemption value	—	—	—	—	—	(781,359)	(781,359)
Net income	—	—	—	—	—	1,218,043	1,218,043

Balance at September 30, 2022 (unaudited)	—	$—	7,618,750	$762	$—	$(4,142,574)	$(4,141,812)

For the three months ended September 30, 2021 and the period from April 22, 2021 (inception) through September 30, 2021
(Unaudited)

	Common Stock				Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount
April 22, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock to initial stockholder at $0.0022 per share (1)			7,618,750	762	24,238		25,000
Net loss	—	—	—	—	—	(665)	(665)

Balance at June 30, 2021 (unaudited)	—	$—	7,618,750	$762	$24,238	$(665)	$24,335
Issuance of common stock to initial stockholder at $0.0002 per share	—	—	—	—	1,540,266		1,540,266
Excess of cash received over fair value of Private Warrants	—	—	—	—	(1,564,504)	(41,072,571)	(42,637,075)
Net loss	—	—	—	—	—	(1,566,987)	(1,566,987)

Balance at September 30, 2021 (unaudited)	—	$—	7,618,750	$762	$—	$(42,640,223)	$(42,639,461)

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

ARGUS CAPITAL CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2022	Period from April 22, 2021 (inception) through September 30, 2021
Cash flows from operating activities:
Net income (loss)	$20,024,836	$(1,567,652)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,701,943)	(2,015)
Gain on settlement of deferred underwriting commissions	(10,666,250)	—
Warrant issuance transaction cost	—	1,277,720
Change in fair value of warrant liabilities	(9,600,759)	152,375
Changes in operating assets and liabilities:
Prepaid expenses	389,138	(1,024,907)
Accounts payable and accrued expenses	(43,135)	1,075,047
Accrued franchise tax	52,690	88,767
Income taxes payable	88,863	—

Net cash used in operating activities	(1,456,560)	(665)

Cash flows from investing activities:
Principal deposited in Trust Account	—	(310,845,000)
Cash withdrawn from Trust account	307,310

Net cash provided by (used in) inves ting activities	307,310	(310,845,000)

Cash flows from financing activities:
Proceeds from private placement of warrants	—	14,440,000
Proceeds from sale of units in initial public offering	—	304,750,000
Payment of underwriters’ discount	—	(6,095,000)
Payment of offering costs	—	(532,883)
Advances received from Promissory note	—	188,915
Repayment of advances received from Promissory note	—	(188,915)
Net cash provided by financing activities	—	312,562,117
Increase (decrease) in cash during period	(1,149,250)	1,716,452

Cash at beginning of period	1,230,768	—

Cash at end of period	$81,518	$1,716,452

Supplemental disclosure of cash flow information:
Cash paid during the period for income tax	$210,000	$—
Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs paid through Promissory Note	$—	$188,915
Offering costs paid by Sponsor in exchange for Class B common stock	$—	$25,000
Deferred offering costs included in accounts payable and accrued expenses	$—	$234,787
Deferred underwriting compensation	$—	$10,666,250
The accompanying notes are an integral part of these unaudited condensed financial statements.

ARGUS CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Business Operations
Incorporation
Argus Capital Corp. (the “Company”), a blank check company, was incorporated in Delaware on April 22, 2021
.
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from
April 22, 2021 (inception) through September 30, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income earned on the Trust Account (as defined below).
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

Distribution from Trust Account
The Company’s amended and restated certificate of incorporation, dated September 21, 2021, provides that, other than the withdrawal of interest earned on the funds held in the Trust Account to pay taxes, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Business Combination within
 18 months from the closing of the offering, or March 24, 2023; (ii) the redemption of any of the shares of Class A common stock included in the Units sold in the Public Offering (the “Public Shares”) to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Business Combination within the Combination Period (defined below) or with respect to any other material provisions relating to stockholders’ rights or pre-initial
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
Liquidity, Capital Resources and Going Concern
On September 24, 2021, the Company consummated a $304,750,000 Public Offering consisting of 30,475,000 units at a price of $10.00 per unit (“Unit”). Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value (the “Class A Common Stock”) and one-half
of one redeemable warrant (each, a “Public Warrant”). Simultaneously, with the closing of the Public Offering, the Company consummated an approximately $14,440,000 private placement (“Private Placement”) of an aggregate of 9,626,667 warrants (“Private Placement Warrants”) at a price of $1.50 per warrant. Upon closing of the Public Offering and Private Placement on September 24, 2021, $310,845,000 in proceeds from the Public Offering and Private Placement was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. The remaining $8,345,000 held outside of the Trust Account was used to pay underwriting commissions of $6,095,000
,
related party note of $188,915, and accrued offering and formation costs.
As of September 30, 2022, the Company had an unrestricted cash balance of $81,518 as well as cash and investments held in the Trust Account of $312,272,552. The Company’s working capital needs will be satisfied through the funds, held outside of the Trust Account, from the Public Offering. Interest on funds held in the Trust Account may be used to pay taxes.
In September 2022, the Company paid $210,000 in estimated income tax.

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
“Presentation of Financial Statements—Going Concern,” management has determined that the liquidity condition and mandatory liquidation on March 24, 2023 and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 24, 2023. Management plans to consummate a Business Combination prior to March 24, 2023, however there can be no assurance that one will be completed.

2.	Significant Accounting Policies
Basis of Presentation
These unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future periods and should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on
Form 10-K for
the period ended December 31, 2021, which was filed with the SEC on April 1, 2022.
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
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 15,237,500 Class A common stock in the aggregate. As of September 30, 2022 and 2021
, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the periods presented.

	For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2022		For the Three Months Ended September 30, 2021		For the Period from April 22, 2021 to September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$974,434	$243,609	$16,019,869	$4,004,967	$(324,204)	$(1,242,783)	$(202,278)	$(1,365,374)
Denominator:
Basic and diluted weighted average shares outstanding	30,475,000	7,618,750	30,475,000	7,618,750	1,987,500	7,618,750	1,128,704	7,618,750
Basic and diluted net income (loss) per share of common stock	$0.03	$0.03	$0.53	$0.53	$(0.16)	(0.16)	$(0.18)	$(0.18)
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

At September 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$304,750,000
Less:
Proceeds allocated to Public Warrants	(20,265,875)
Class A common stock issuance costs	(16,276,200)
Plus:
Accretion of carrying value to redemption value	42,637,075

Class A common stock subject to possible redemption at December 31, 2021	310,845,000
Plus:
Accretion of carrying value to redemption value	—

Class A common stock subject to possible redemption at March 31, 2022	310,845,000
Plus:
Accretion of carrying value to redemption value	307,330

Class A common stock subject to possible redemption at June 30, 2022	311,152,330
Plus:
Accretion of carrying value to redemption value	781,359

Class A common stock subject to possible redemption at September 30, 2022	$311,933,689

Offering Costs
Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued the amount of $16,276,200 were initially cha
r
ged to temporary equity and then it was accreted to common stock subject to redemption. Offering costs amounting to

$
1,277,720
were charged to the unaudited condensed statements of operations upon the completion of the Initial Public Offering (see Note
1)
.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account and the trust account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation Cover age of $250,000. The Company has not experienced losses on this account.
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

Income Taxes
The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 12% and 0% for the three months ended September 30, 2022 and the three months ended September 30, 2021, respectively, and 1% and 0% for the nine months ended September 30, 2022 and the period from April 22, 2021 (inception) to September 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and the three months ended September 30, 2021 and the period from April 22, 2021 (inception) to September 30, 2021, due to changes in fair value in warrant liabilities and the valuation allowance on the deferred tax assets.
There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40)
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
Founder Shares
On April 29, 2021, the Sponsor received 11,500,000 shares of Class B common stock (the “Founder Shares”) in exchange for a capital contribution of $25,000. On July 21, 2021 and August 26, 2021, the Sponsor returned to the Company for cancellation, at no cost, 2,875,000 and 1,437,500 founder shares, respectively, and on September 21, 2021, the Company effected a stock dividend of 0.06 shares for each Founder Share then outstanding, resulting in an aggregate of 7,618,750 founder shares outstanding and held by the Sponsor.
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
Related Party Loans
On April 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest
bearing and payable on the earlier of December 31, 2021, or the completion of the Public Offering. On September 24, 2021, $188,915 then outstanding under the Note was repaid in full, and borrowings under the Note are no longer available.
Administrative Services Agreement
The Company entered into an administrative services agreement in which the Company will pay an affiliate of its Chief Executive Officer for office space and secretarial and administrative services provided to members of the Company’s management team in an amount not to exceed $20,000 per month. The administrative services fee commenced on September 24, 2021. For the three and nine months ended September 30, 2022, the Company incurred $60,000 and $180,000, respectively, in administrative services expenses under the arrangement. As of September 30, 2022 and December 31, 2021, $240,000 and $60,000, respectively, are included in accounts payable and accrued expenses in the accompanying condensed balance sheets.
Working Capital Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. There have been no borrowings under this arrangement to date. As of September 30, 2022 and December 31, 2021, there were no working capital loans outstanding.

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
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.
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
As of September 30, 2022, investment securities in the Company’s Trust Account consisted of $311,050,060 in United States Treasury Bills and $1,222,492 held as cash. As of December 31, 2021, investment securities in the Company’s Trust Account consisted of $310,877,120 in United States Treasury Bills and $799 held as cash.
The Company classifies its Treasury Instruments and equivalent securities as held-to-maturity
in accordance with FASB ASC 320 “Investments—Debt and Equity Securities”.
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts. The following table presents fair value information as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the table presents the carrying value (held to maturity), excluding accrued interest income and gross unrealized holding loss.
Since all of the Company’s permitted investments consist of U.S. government treasury bills and cash, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets as follows:

	Carrying Value	Gross Unrealized Holding (Loss)	Quoted Prices in Active Markets (Level 1)
U.S. Government Treasury Securities as of September 30, 2022 (1)	$311,050,060	$178,066	$311,228,126
U.S. Government Treasury Securities as of December 31, 2021 (2)	$310,877,120	$(9,429)	$310,867,691

(1)	Maturity date December 15, 2022.
(2)	Maturity date March 24, 2022.
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period.
There were no transfers between levels for the three and nine months ended September 30, 2022.
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
Class
 A Common Stock -
The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued and outstanding, except for 30,475,000 shares subject to possible redemption.

Class
 B Common Stock -
The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 7,618,750 shares of Class B common stock issued and outstanding.
Preferred stock -
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, no shares of preferred stock were issued and outstanding.

8.	Warrant Liabilities
As of September 30, 2022 and December 31, 2021, the Company has 24,864,167 warrants issued in connection with the Public Offering, consisting of 15,237,500 Public Warrants and 9,626,667 Private Placement Warrants, which are accounted for in accordance with the guidance contained in ASC
815-40.
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
As of September 30, 2022, investment securities in the Company’s Trust Account consisted of $311,050,060 in United States Treasury Bills and $1,222,492 held as cash. As of December 31, 2021, investment securities in the Company’s Trust Account consisted of $310,877,120 in United States Treasury Bills and $799 held as cash. See Note 6 for fair value information for the Trust Account.
The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, by level within the fair value hierarchy:

	Level	December 31, 2021	September 30, 2022
Warrant liabilities-Public	1	$8,228,250	$2,285,625
Warrant liabilities-Private	3	$5,198,400	$1,540,266

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from January 1, 2022 to September 30, 2022.
The fair value of the Public Warrants and Private Warrants were initially measured at fair value using a Monte Carlo simulation model and Modified Black-Scholes option pricing model, respectively. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrants’ listed price in an active market was used as the fair value for determining the fair value of the Public Warrants. For the three and nine months ended September 30, 2022, the Company recognized a non-operating
gain resulting from a decrease in the fair value of liabilities of $994,567 and $9,600,759, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations. The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in both the Modified Black-Scholes Option pricing model and the Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants as adjusted for the estimated probability of completing an initial business combination. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of December 31, 2021		As of September 30, 2022
Exercise price	$11.50		$11.50
Stock price	$9.90		$10.04
Volatility for private warrants	8.4%		17.4	% (2)
Term	6.06		5.48
Risk-free rate	1.36%		4.13%
Dividend yield	0%		0%
Probability of completing Business Combination	100	% (1)	8	% (3)

(1)	Estimate based on completed SPAC market data published by third party as of December 31, 2021.
(2)	Estimate based on public trading of rights for SPACs and their implied business combination probabilities as of September 30, 2022.
(3)	Estimate based on list of SPACs with completion deadlines within three months of the Company’s completion deadline that have not announced a pending initial business combination (Spacinsider.com).

The change in the fair value of the Level 3 warrant liabilities for the three and nine months ended September 30, 2022 is summarized as follows:

Level 3 Derivative warrant liabilities at December 31, 2021	$5,198,400
Change in fair value of derivative warrant liabilities	(3,273,067)

Level 3 Derivative warrant liabilities at June 30, 2022	1,925,333
Change in fair value of derivative warrant liabilities	(385,067)

Level 3 Derivative warrant liabilities at September 30, 2022	$1,540,267

10.	Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Liquidity and Capital Resources

On September 24, 2021, the Company consummated its $304,750,000 Public Offering consisting of 30,475,000 units at a price of $10.00 per unit (“Unit”). Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value (the “Class A Common Stock”) and one-half of one redeemable warrant (each, a “Public Warrant”). Simultaneously, with the closing of the Public Offering, the Company consummated a $14,440,000 private placement (“Private Placement”) of an aggregate of 9,626,667 warrants (“Private Placement Warrants”) at a price of $1.50 per warrant. Upon closing of the Public Offering and Private Placement on September 24, 2021, $310,845,000 in proceeds from the Public Offering and Private Placement was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”). The Company also used funds held outside of the Trust Account to pay underwriting commissions of $6,095,000 and deferred offering and formation costs.

For the nine months ended September 30, 2022, cash used in operating activities was $1,456,560. Net income of $20,024,836 was attributable to the change in fair value of warrant liabilities of $9,600,759, gain on settlement of deferred underwriting commissions of $10,666,250, interest earned on marketable securities held in the Trust Account of $1,701,943 and changes in operating assets and liabilities which provided $487,556 in cash from operating activities.

As of September 30, 2022, the Company had cash and marketable securities held in the Trust Account of $312,272,552. The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete a Business Combination. The Company may withdraw interest to pay franchise and income taxes. During the three months ended September 30, 2022, the Company withdrew $307,310 from the Trust Account for franchise and income taxes. To the extent that the Company’s capital stock or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue its growth strategies.

As of September 30, 2022, the Company had an unrestricted cash balance of $81,518 held outside the Trust Account. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

If the Company is unable to complete a business combination by March 24, 2023, then the Company will cease all operations except for the purpose of liquidating. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” management has determined that the liquidity condition and mandatory liquidation on March 24, 2023 and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 24, 2023. Management plans to consummate a Business Combination prior to March 24, 2023, however there can be no assurance that one will be completed.

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

For the three months ended September 30, 2022, we had a net income of $1,218,043, which consists of interest earned on marketable securities held in the Trust Account of $895,362, and the change in fair value of warrant liabilities of $994,567, offset by operating costs of $507,883 and provision for income taxes of $164,003. For the period from April 22, 2021 to September 30, 2021, we had a net loss of $1,566,987, which consists of interest earned on marketable securities held in the Trust Account of $2,015 offset by loss on the change in fair value of warrant liabilities of $152,375, warrant issuance transactions costs of $1,277,720 and operating costs of $138,907. For the nine months ended September 30, 2022, we had a net income of $20,024,836, which consists of interest earned on marketable securities held in the Trust Account of $1,701,943, the change in fair value of warrant liabilities of $9,600,759, and gain on settlement of deferred underwriting commissions of $10,666,250, offset by operating costs of $1,645,253 and provision for income taxes of $298,863. Through September 30, 2022 our efforts have been limited to organizational activities, activities relating to the Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenue, other than interest income earned on the proceeds held in the Trust Account. As of September 30, 2022, $312,272,552 was held in the Trust Account (including $10,666,250 of deferred underwriting discounts and commissions and approximately $8.9 million from the Private Placement) and we had cash outside of the Trust Account of $81,518 and $1,016,289 in accounts payable and accrued expenses.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangement

We did not have any off-balance sheet arrangements as of September 30, 2022 as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares in connection with a Business Combination.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury Department”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination or otherwise may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Business Combination would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, (ii) the structure of the Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or otherwise issued not in connection with the Business Combination but issued within the same taxable year of the Business Combination) and (iv) the content of regulations and other guidance from the Treasury Department. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete our initial Business Combination and in our ability to complete our initial Business Combination.

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

ARGUS CAPITAL CORP.

Date: November 10, 2022	By:	/s/ Joseph R. Ianniello
Name: Joseph R. Ianniello
Title: Chief Executive Officer
(Principal Executive Officer)